Form 10-Q
period 2022-03-31
Bausch & Lomb Corp
filed 2022-06-08
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-41380
Bausch + Lomb Corporation
(Exact name of registrant as specified in its charter)

Canada	98-1613662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
520 Applewood Crescent. Vaughan, Ontario, Canada L4K 4B4
(Address of Principal Executive Offices) (Zip Code)

(905) 695-7700
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, No Par Value	BLCO	New York Stock Exchange	Toronto Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common shares, no par value — 350,000,000 shares outstanding as of June 3, 2022.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2022.
Forward-Looking Statements
Caution regarding forward-looking information and statements and “Safe-Harbor” statements under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws:
To the extent any statements made in this Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “forward-looking statements”).
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement (the “Credit Agreement”) and, during the period in which we remain a restricted subsidiary thereunder, the credit agreement of Bausch Health Companies Inc. (the “BHC Credit Agreement”) and the senior notes indentures of Bausch Health Companies Inc. (the “BHC Indentures”); the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company and, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition and the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue,” “will,” “may,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “forecast,” “seek,” “strive,” “ongoing,” “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the emergence of variants and sub-variants of COVID-19 (including, but not limited to, the recent resurgence of COVID-19 cases in China) and any resulting reinstitution of lockdowns or other restrictions, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants and sub-variants), COVID-19 vaccine immunization rates, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on us, including but not limited to our supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•the challenges the Company faces as a result of the closing of its recent initial public offering (the “IPO”), including the challenges and difficulties associated with managing an independent, complex business, the transitional services being provided by and to BHC, any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in BHC and/or because they also serve as directors of BHC;
•our status as a controlled company, and the possibility that BHC’s interest may conflict with our interests and the interests of our other shareholders;
•the impact on our business of remaining a restricted subsidiary for a period of time following the IPO under the BHC Credit Agreement and the BHC Indentures, which may adversely affect our operations;
•the risks and uncertainties associated with the proposed separation from BHC, which include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms (including the expectation that the separation transaction will be completed following the expiry of customary lock-ups related to the IPO and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals), the ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), the impact of any potential sales of our common shares by BHC subject to expiring of customary lock-ups, that market or other conditions are no longer favorable to completing the transaction, that any regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the separation transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the separation transaction, the potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company and BHC;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the IPO and the proposed separation from BHC and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•pricing decisions that we may in the future elect to implement at the direction of any patient access and pricing committee we may form or otherwise;
•legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines and other products, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);
•ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the “FDA”) and equivalent agencies outside of the United States and the results thereof;
•actions by the FDA or other regulatory authorities with respect to our products or facilities;
•compliance with the legal and regulatory requirements of our marketed products;
•our ability to comply with the financial and other covenants contained in our Credit Agreement and other current or future debt agreements and, during the period in which we are a restricted subsidiary thereunder, those covenants contained in the BHC Credit Agreement and BHC Indentures, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the revolving credit facility under our Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•the uncertainties associated with the acquisition and launch of new products, assets and businesses, including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
•our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;
•our ability to retain, motivate and recruit executives and other key employees;
•our ability to implement effective succession planning for our executives and key employees;
•factors impacting our ability to achieve anticipated revenues for our products, including changes in anticipated marketing spend on such products and launch of competing products;
•factors impacting our ability to achieve anticipated market acceptance for our products, including the pricing, of such products, effectiveness of promotional efforts, reputation of our products and launch of competing products;
•our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;
•the extent to which our products are reimbursed by government authorities, pharmacy benefit managers (“PBMs”) and other third-party payors; the impact our distribution, pricing and other practices may have on the decisions of such government authorities, PBMs and other third-party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;
•the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;
•the consolidation of wholesalers, retail drug chains and other customer groups and the impact of such industry consolidation on our business;
•our ability to maintain strong relationships with physicians and other healthcare professionals;
•our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;
•the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting, including the global minimum corporate tax rate, by the countries in which we operate;
•the actions of our third-party partners or service providers of research, development, manufacturing, marketing, distribution or other services, including their compliance with applicable laws and contracts, which actions may be beyond our control or influence, and the impact of such actions on us;
•the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering and operating in new and different geographic markets (including the challenges created by new and different regulatory regimes in such countries and the need to comply with applicable anti-bribery and economic sanctions, laws and regulations);
•adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;
•the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;
•the trade conflict between the United States and China;
•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the US, Canada and other countries against governmental and other entities and individuals in or associated with Russia, Belarus and parts of Ukraine;
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;
•the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;

•the expense, timing and outcome of pending or future legal and governmental proceedings, arbitrations, investigations, subpoenas, tax and other regulatory audits, examinations, reviews and regulatory proceedings against us or relating to us and settlements thereof;
•our ability to obtain components, raw materials or finished products supplied by third parties (some of which may be single-sourced) and other manufacturing and related supply difficulties, interruptions and delays;
•the disruption of delivery of our products and the routine flow of manufactured goods;
•economic factors over which we have no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
•interest rate risks associated with our floating rate debt borrowings;
•our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements;
•our ability to effectively promote our own products and those of our co-promotion partners;
•our ability to secure and maintain third-party research, development, manufacturing, licensing, marketing or distribution arrangements;
•the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or recalls or withdrawals of products from the market;
•the mandatory or voluntary recall or withdrawal of our products from the market and the costs associated therewith;
•the availability of, and our ability to obtain and maintain, adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third-party insurance or self-insurance;
•our indemnity agreements, which may result in an obligation to indemnify or reimburse the relevant counterparty, which amounts may be material;
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada, the European Medicines Agency (“EMA”) and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
•the results of continuing safety and efficacy studies by industry and government agencies;
•the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products, which could lead to material impairment charges;
•uncertainties around the successful improvement and modification of our existing products and development of new products, which may require significant expenditures and efforts;
•the results of management reviews of our research and development portfolio (including following the receipt of clinical results or feedback from the FDA or other regulatory authorities), which could result in terminations of specific projects which, in turn, could lead to material impairment charges;
•the seasonality of sales of certain of our products;
•declines in the pricing and sales volume of certain of our products that are distributed or marketed by third parties, over which we have no or limited control;
•compliance by us or our third-party partners and service providers (over whom we may have limited influence), or the failure by us or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws (including the U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;
•the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;
v

•the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to us and our businesses and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to us or our businesses or products;
•the impact of changes in federal laws and policy that may be undertaken under the Biden administration;
•illegal distribution or sale of counterfeit versions of our products;
•interruptions, breakdowns or breaches in our information technology systems; and
•the risks under the section entitled “Risk Factors” in our final prospectus as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 5, 2022 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Act”) relating to our Registration Statement on Form S-1, and our supplemented PREP prospectus as filed with the CSA (as defined below) on May 5, 2022 and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to our Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, under the section entitled “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$190	$174
Restricted cash	—	3
Trade receivables, net (Note 4)	737	721
Inventories, net	598	572
Prepaid expenses and other current assets	194	165
Total current assets	1,719	1,635
Property, plant and equipment, net	1,225	1,225
Intangible assets, net	2,196	2,264
Goodwill	4,553	4,586
Deferred tax assets, net	1,026	933
Other non-current assets	188	180
Total assets	$10,907	$10,823
Liabilities
Current liabilities:
Accounts payable (Note 4)	$251	$239
Accrued and other current liabilities	841	860
Total current liabilities	1,092	1,099
Deferred tax liabilities, net	103	24
Other non-current liabilities	276	298
BHC Purchase Debt (Note 4)	2,220	—
Total liabilities	3,691	1,421
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, 350,000,000 shares authorized, issued and outstanding (Note 18)	—	—
Additional paid-in capital	8,219	—
Accumulated earnings	20	—
BHC investment	—	10,364
Accumulated other comprehensive loss	(1,099)	(1,035)
Total Bausch + Lomb Corporation shareholder’s equity	7,140	9,329
Noncontrolling interest	76	73
Total equity	7,216	9,402
Total liabilities and equity	$10,907	$10,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Product sales	$883	$874
Other revenues	6	7
	889	881
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	346	331
Cost of other revenues	2	2
Selling, general and administrative (Note 4)	343	318
Research and development (Note 4)	77	67
Amortization of intangible assets	65	76
Other expense, net	2	2
	835	796
Operating income	54	85
Interest expense (Note 4)	(20)	—
Foreign exchange and other	(5)	(8)
Income before provision for income taxes	29	77
Provision for income taxes	(6)	(47)
Net income	23	30
Net income attributable to noncontrolling interest	(3)	(3)
Net income attributable to Bausch + Lomb Corporation	$20	$27

Basic and diluted income per share attributable to Bausch + Lomb Corporation	$0.06	$0.08

Basic and diluted weighted-average common shares	350	350
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$23	$30
Other comprehensive loss
Foreign currency translation adjustment	(60)	(106)
Pension and postretirement benefit plan adjustments, net of income taxes	(4)	7
Other comprehensive loss	(64)	(99)
Comprehensive loss	(41)	(69)
Comprehensive income attributable to noncontrolling interest	(3)	(3)
Comprehensive loss attributable to Bausch + Lomb Corporation	$(44)	$(72)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			BHC Investment	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholder's Equity	Non- controlling Interest	Total Equity
	Common Shares
	Shares	Amount

	Three Months Ended March 31, 2022
Balance, January 1, 2022	—	$—	$10,364	$—	$—	$(1,035)	$9,329	$73	$9,402
Issuance of common shares (Note 18)	350	—	(8,164)	8,164	—	—	—	—	—
Issuance of BHC Purchase Debt (Note 4)	—	—	(2,200)	—	—	—	(2,200)	—	(2,200)
Net distributions to BHC and affiliates	—	—	—	55	—	—	55	—	55
Net income	—	—	—	—	20	—	20	3	23
Other comprehensive loss	—	—	—	—	—	(64)	(64)	—	(64)
Balance, March 31, 2022	350	$—	$—	$8,219	$20	$(1,099)	$7,140	$76	$7,216

	Three Months Ended March 31, 2021
Balance, January 1, 2021	—	$—	$10,807	$—	$—	$(889)	$9,918	$70	$9,988
Net decrease in BHC investment	—	—	(85)	—	—	—	(85)	—	(85)
Net income	—	—	27	—	—	—	27	3	30
Other comprehensive loss	—	—	—	—	—	(99)	(99)	—	(99)
Balance, March 31, 2021	—	$—	$10,749	$—	$—	$(988)	$9,761	$73	$9,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$23	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	95	106
Asset impairments	—	1
Allowances for losses on trade receivables and inventories	7	13
Deferred income taxes	(43)	26
Payments of accrued legal settlements	(2)	—
Share-based compensation	16	14
Foreign exchange loss	1	10
Other	(9)	(6)
Changes in operating assets and liabilities:
Trade receivables	(21)	31
Inventories	(41)	(20)
Prepaid expenses and other current assets	(31)	(14)
Accounts payable, accrued and other liabilities	8	(3)
Net cash provided by operating activities	3	188
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(42)	(45)
Purchases of marketable securities	(5)	(5)
Proceeds from sale of marketable securities	6	2
Net cash used in investing activities	(41)	(48)
Cash Flows From Financing Activities
Net borrowings under BHC pooled financing arrangements (Note 4)	31	—
Net transfers to BHC (Note 4)	21	(114)
Net cash provided by (used in) financing activities	52	(114)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	(7)
Net increase in cash and cash equivalents and restricted cash	13	19
Cash and cash equivalents and restricted cash, beginning of period	177	238
Cash and cash equivalents and restricted cash, end of period	$190	$257

Non-cash Financing Activity
Issuance of BHC Purchase Debt (Note 4)	$2,200	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a subsidiary of Bausch Health Companies Inc. (“BHC”), and is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Ophthalmic Pharmaceuticals segment which consists of a broad line of proprietary pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables and instrumental tools and technologies for the treatment of corneal, cataracts, and vitreous and retinal eye conditions, and includes intraocular lenses and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. See Note 17, “SEGMENT INFORMATION” for additional information regarding these reportable segments.
Separation of Bausch + Lomb
On August 6, 2020, BHC announced its plan to separate Bausch + Lomb into an independently publicly traded company from the remainder of Bausch Health Companies Inc. (the “Separation”). Prior to January 1, 2022, Bausch + Lomb had nominal assets and liabilities. Prior to March 31, 2022, in connection with the Separation, BHC transferred to Bausch + Lomb, in a series of steps, substantially all the entities, assets, liabilities and obligations that Bausch + Lomb will hold upon completion of the Separation pursuant to a Master Separation Agreement (the “MSA”) with BHC. The remaining entities, assets, liabilities and obligations and associated results of operations and cash flows are included in these financial statements and were not material to Bausch + Lomb’s financial position, operations and cash flows for the periods presented.
The registration statement related to the initial public offering of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Bausch + Lomb also obtained a final receipt to its final Canadian base PREP prospectus on May 5, 2022. Prior to the effectiveness of the registration statement, Bausch + Lomb was a wholly-owned subsidiary of BHC. On May 10, 2022, a wholly owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share, pursuant to the Bausch + Lomb prospectuses. The Selling Shareholder received all net proceeds from the B+L IPO. BHC expects to complete the separation of Bausch + Lomb after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals, and subject to the various risk factors set forth in the prospectuses relating to the separation approvals. See Note 18, “EARNINGS PER SHARE” for additional details regarding the B+L IPO.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In connection with the Separation, effective January 1, 2022, BHC has transferred to Bausch + Lomb substantially all the entities, assets, liabilities and obligations related to the Bausch + Lomb business, such that the accompanying unaudited financial statements for all periods presented, including the historical results of the Company prior to January 1, 2022, are now referred to as “Condensed Consolidated Financial Statements”, and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Prior to January 1, 2022, the Company’s combined financial statements were prepared on a combined basis and were derived from BHC’s historical consolidated financial statements.
Prior to the completion of the B+L IPO on May 10, 2022, Bausch + Lomb had historically operated as part of BHC; therefore, standalone financial statements were not historically prepared. The accompanying Condensed Consolidated Financial Statements have been prepared from BHC’s historical accounting records and policies and are presented on a standalone basis as if the Company’s operations had been conducted independently from BHC. These Condensed Consolidated Financial Statements have been prepared by Bausch + Lomb in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations for reporting on Form 10-Q, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, certain information and disclosures required by U.S. GAAP for complete Consolidated Financial Statements are not included herein.

The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In Bausch + Lomb’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Bausch + Lomb’s Registration Statement on Form S-1, as amended, filed on April 28, 2022 and declared effective on May 5, 2022 and in Bausch + Lomb’s final Canadian base PREP prospectus dated May 5, 2022 and the supplemented PREP prospectus dated May 5, 2022.
As Bausch + Lomb has historically operated as part of BHC, Bausch + Lomb relied on BHC’s corporate and other support functions. Therefore, certain corporate and shared costs have been allocated to Bausch + Lomb, including expenses related to BHC support functions that are provided on a centralized basis, including expenses for executive oversight, treasury, accounting, legal, human resources, shared services, compliance, procurement, information technology and other corporate functions. The expenses associated with these services generally include all payroll and benefit costs, certain share-based compensation expenses related to BHC’s long-term incentive program for BHC employees who are providing corporate services to Bausch + Lomb, certain expenses associated with corporate insurance coverage and medical, pension, postretirement and other health plan costs for employees participating in BHC sponsored plans, as well as overhead costs related to the support functions. These expenses have been allocated to Bausch + Lomb using the same basis and methodologies used in preparing Bausch + Lomb’s audited Combined Financial Statements for the year ended December 31, 2021.
Following the B+L IPO, certain functions that BHC provided to Bausch + Lomb prior to the B+L IPO continue to be provided to Bausch + Lomb by BHC under a Transition Services Agreement (the “TSA”) or are performed using Bausch + Lomb’s own resources or third-party service providers. Bausch + Lomb has incurred certain costs in its establishment as a standalone public company, and expects additional ongoing costs associated with operating as an independent, publicly traded company.
Impacts of COVID-19 Pandemic
The unprecedented nature of the COVID-19 pandemic has, and continues to, adversely impact the global economy. The COVID-19 pandemic and the reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facility closures and production suspensions.
The extent to which these events may continue to impact Bausch + Lomb’s operations, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside Bausch + Lomb’s control. Such developments include the availability and effectiveness of vaccines for the COVID-19 virus, COVID-19 vaccine immunization rates, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and variant strains thereof, such as the delta and omicron variants, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on Bausch + Lomb’s business, financial condition, cash flows and results of operations.
To date, Bausch + Lomb has been able to continue its operations with limited disruptions in supply and manufacturing. Although, it is difficult to predict the broad macroeconomic effects that the COVID-19 pandemic will have on industries or individual companies, Bausch + Lomb has assessed the possible effects and outcomes of the pandemic on, among other things, its supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand and currently believes that its estimates are reasonable.
Out of Period Adjustments
During the preparation of the Condensed Consolidated Financial Statements for the three months ended March 31, 2022, management identified immaterial prior period accounting misstatements related to the income tax impact of unrealized gains and losses of Bausch + Lomb’s pension and postretirement benefit plan, which are included in Other comprehensive loss in the Condensed Consolidated Statement of Comprehensive Income and related to the impact of deferred taxes on the Condensed Consolidated Statement of Cash Flows. The misstatements resulted in an overstatement of Other comprehensive loss and of Net cash provided by operating activities of $6 million and an overstatement of Net cash used in financing activities of $6 million for the three months ended March 31, 2021 and in an understatement of $10 million of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet as of December 31, 2021. Bausch + Lomb recorded out of period corrections for the misstatements during the three months ended March 31, 2021, resulting in an out of period unrealized loss of $10 million, reflected in the Pension and postretirement benefit plan adjustments, net of income taxes caption of its Condensed Consolidated Statements of Comprehensive Loss. The out of period correction also resulted in a decrease in the Deferred income taxes caption and an offsetting increase in the Net Transfers to BHC caption of its Condensed Consolidated Statement of Cash Flows of $10 million for the three months ended March 31, 2022.
During the preparation of the Condensed Consolidated Financial Statements for the three months ended March 31, 2021, management identified immaterial prior period accounting misstatements related to the allocation of foreign exchange gains and losses reported in its financial statements. Bausch + Lomb recorded an out of period correction for the misstatements during the three months ended March 31, 2021, resulting in out of period expense of $6 million ($4 million, net of income taxes) included in Foreign exchange and other in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2021. The misstatement did not impact Bausch + Lomb’s Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.
Management has evaluated these misstatements and related out of period corrections in relation to the current period financial statements as well as the periods in which they originated and concluded that these misstatements are not material to the impacted periods.
Use of Estimates
In preparing Bausch + Lomb’s Condensed Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of the impacts that the COVID-19 pandemic will have on its operations and cash flows. The estimates and assumptions used by Bausch + Lomb affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of finite-lived intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, reporting unit fair values for testing goodwill for impairment; acquisition-related contingent consideration liabilities; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; the fair value of foreign currency exchange contracts; and the related allocations described in Bausch + Lomb’s basis of presentation.
All allocations and estimates in these Condensed Consolidated Financial Statements are based on assumptions that management believes are reasonable. On an ongoing basis, management reviews its allocations and estimates to ensure that these allocations and estimates appropriately reflect changes in Bausch + Lomb and new information as it becomes available. However, the Condensed Consolidated Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of Bausch + Lomb in the future, or if Bausch + Lomb had been a separate, standalone entity during the periods presented. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, Bausch + Lomb’s Condensed Consolidated Financial Statements could be materially impacted.
3.REVENUE RECOGNITION
Revenue Recognition
Bausch + Lomb’s revenues are primarily generated from product sales in the therapeutic areas of eye health that consist of: (i) branded prescription eye-medications and pharmaceuticals, (ii) generic and branded generic prescription eye medications and pharmaceuticals, (iii) OTC vitamin and supplement products and (iv) medical devices (contact lenses, intraocular lenses and ophthalmic surgical equipment). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 17, “SEGMENT INFORMATION” for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Bausch + Lomb recognizes revenue when the customer obtains control of promised goods or services and in an amount that reflects the consideration to which Bausch + Lomb expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, Bausch + Lomb applies the five-step revenue model to contracts within its scope: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
Product Sales
A contract with Bausch + Lomb’s customers exists for each product sale. Where a contract with a customer contains more than one performance obligation, Bausch + Lomb allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The transaction price is adjusted for variable consideration which is discussed further below. Bausch + Lomb recognizes revenue for product sales at a point in time, when the customer obtains control of the products in accordance with contracted delivery terms, which is generally upon shipment or customer receipt. Contracted delivery terms will vary by customer and geography. In the U.S. control is generally transferred to the customer upon receipt.
Revenue from sales of surgical equipment and related software is generally recognized upon delivery and installation of the equipment. Intraocular lenses and delivery systems, disposable surgical packs and other surgical instruments are distinct from the surgical equipment and may be sold together with the surgical equipment in a single contract or on a standalone basis. Revenue from the sale of delivery systems, disposable surgical packs and other surgical instruments is recognized in accordance with the contracted delivery terms, generally upon shipment or customer receipt. Intraocular lenses are sold primarily on a consignment basis and revenue is recognized upon notification of use, which typically occurs when a replacement order is placed.
When a sale transaction in the Surgical segment contains multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone sales price and revenue is recognized upon satisfaction of each performance obligation.
Product Sales Provisions
As is customary in the eye health industry, gross product sales of certain product categories are subject to a variety of deductions in arriving at reported net product sales. The transaction price for such product categories is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. Provisions for variable consideration are established to reflect Bausch + Lomb’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future period.
Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include cash discounts and allowances, chargebacks, and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to direct and indirect customers. Returns provision balances and volume discounts to direct customers are included in Accrued and other current liabilities. All other provisions related to direct customers are included in Trade receivables, net, while provision balances related to indirect customers are included in Accrued and other current liabilities.
The following tables present the activity and ending balances of Bausch + Lomb’s variable consideration provisions for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2022	$167	$60	$195	$29	$17	$468
Current period provision	77	18	128	92	5	320
Payments and credits	(88)	(19)	(119)	(54)	(6)	(286)
Reserve balance, March 31, 2022	$156	$59	$204	$67	$16	$502
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $32 million and $31 million as of March 31, 2022 and January 1, 2022, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31, 2021
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2021	$147	$77	$149	$30	$24	$427
Current period provision	76	19	118	69	4	286
Payments and credits	(85)	(21)	(104)	(73)	(5)	(288)
Reserve balance, March 31, 2021	$138	$75	$163	$26	$23	$425
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $30 million and $27 million as of March 31, 2021 and January 1, 2021, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Condensed Consolidated Balance Sheets.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. Bausch + Lomb estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors. Additionally, Bausch + Lomb generally estimates the expected credit loss on a pool basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses.
The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2022 and 2021 is as follows:

(in millions)	2022	2021
Balance, beginning of period	$16	$17
Recoveries	1	—
Foreign exchange and other	(1)	—
Balance, end of period	$16	$17
4.RELATED PARTIES
Historically, Bausch + Lomb has been managed and operated in the ordinary course of business with other affiliates of BHC. Accordingly, certain corporate and shared costs have been allocated to Bausch + Lomb and reflected as expenses in the Condensed Consolidated Financial Statements. There have been no sales made to related parties for all periods presented.
Allocated Centralized Costs
The unaudited Condensed Consolidated Financial Statements have been prepared on a standalone basis and are derived from the unaudited consolidated financial statements and accounting records of BHC. BHC incurs significant corporate costs for services provided to Bausch + Lomb as well as to other BHC businesses. The allocated corporate and shared costs to Bausch + Lomb for the three months ended March 31, 2022 and 2021 were $76 million and $95 million, respectively, and are included in Cost of goods sold (excluding amortization and impairments of intangible assets), Selling, general and administrative and Research and development in the Condensed Consolidated Statements of Operations. All such amounts have been deemed to have been incurred and settled by Bausch + Lomb in the period in which the costs were recorded and are included in Additional paid-in capital during the three months ended March 31, 2022 and in BHC investment during the three months ended March 31, 2021.
In the opinion of management of BHC and Bausch + Lomb, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by Bausch + Lomb during the three months ended March 31, 2022 and 2021. The amounts that would have been, or will be incurred, on a standalone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Accounts Receivable and Payable
Certain related party transactions between Bausch + Lomb and BHC have been included in Additional paid-in capital during the three months ended March 31, 2022 and in BHC investment during the three months ended March 31, 2021 when the related party transactions were not settled in cash.
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Accounts payable to BHC and its affiliates were $5 million and $6 million as of March 31, 2022 and December 31, 2021 respectively, and accounts receivables due from BHC and its affiliates were $81 million and $32 million as of March 31, 2022 and December 31, 2021, respectively.
BHC Pooled Financing Arrangements
Certain legal entities comprising Bausch + Lomb participate in BHC pooled financing arrangements, which allow for individual legal entities participating in the arrangements to borrow from the sponsoring bank. Total borrowings by the BHC pool participants is limited to the aggregate cash maintained in accounts held by the sponsoring bank. Net borrowings under BHC pooled financing arrangements under these arrangements from legal entities comprising Bausch + Lomb were $60 million and $28 million as of March 31, 2022 and December 31, 2021, respectively. BHC held a net positive cash balance in this pool, as these borrowings were more than offset by cash held by other BHC owned legal entities, including legal entities which have commingled B+L and non-B+L activities. Cash from these commingled legal entities has generally not been included in the Bausch + Lomb’s Condensed Consolidated Balance Sheets as such cash is not specifically identifiable to Bausch + Lomb. These borrowings are presented on the Condensed Consolidated Balance Sheets within Accrued and other current liabilities and in the Financing Activities section of the Condensed Consolidated

Statements of Cash Flows as Net borrowings under BHC pooled financing arrangements. Interest incurred on such borrowings were not material for any period presented.
Net Transfers to BHC
The total effect of the settlement of related party transactions is reflected as a financing activity in the Condensed Consolidated Statements of Cash Flows. The components of the Net transfers to BHC for the three months ended March 31, 2022 and 2021 are as follows:

(in millions)	2022	2021
Cash pooling and general financing activities	$(87)	$(473)
Corporate allocations	76	95
Benefit from income taxes	66	293
Total net transfers to BHC	55	(85)
Share-based compensation	(16)	(14)
Other, net	(18)	(15)
Net transfers to BHC	$21	$(114)
BHC Purchase Debt
On January 1, 2022, in anticipation of the Separation, Bausch + Lomb issued a $2,200 million promissory note to BHC (the “BHC Purchase Debt”) in conjunction with a legal reorganization. The BHC Purchase Debt had an original maturity of two-years, interest at the rate of 3.625% per annum and was repaid in full on May 10, 2022. Included in Interest expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 was $20 million of interest attributed to the BHC Purchase Debt. See Note 19, “SUBSEQUENT EVENTS” for further details.
5.LICENSING AGREEMENTS
Licensing Agreements
In the normal course of business, Bausch + Lomb may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products. These products are sometimes investigational treatments in early stage development that target unique conditions. The ultimate outcome, including whether the product will be: (i) fully developed, (ii) approved by regulatory agencies, (iii) covered by third-party payors or (iv) profitable for distribution, is highly uncertain. The commitment periods under these agreements vary and include customary termination provisions. Expenses arising from commitments, if any, to fund the development and testing of these products and their promotion are recognized as incurred. Royalties due are recognized when earned and milestone payments are accrued when each milestone has been achieved and payment is probable and can be reasonably estimated.
6.FAIR VALUE MEASUREMENTS
Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:
•Level 1 — Quoted prices in active markets for identical assets or liabilities;
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using discounted cash flow methodologies, pricing models, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of Bausch + Lomb’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022				December 31, 2021
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15	$—	$15	$—	$12	$—	$12	$—
Restricted cash	$—	$—	$—	$—	$3	$—	$3	$—
Liabilities:
Acquisition-related contingent consideration	$9	$—	$—	$9	$9	$—	$—	$9
Foreign currency exchange contracts	$5	$—	$5	$—	$—	$—	$—	$—
There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2022 and 2021.
Foreign Currency Exchange Contracts
In 2020 and 2021, BHC, on behalf of Bausch + Lomb, entered into foreign currency exchange contracts. As of March 31, 2022, these contracts had an aggregate notional amount of $117 million.
The fair value of Bausch + Lomb’s foreign currency exchange contracts liability as of March 31, 2022 was $5 million and December 31, 2021 was not material. During the three months ended March 31, 2022 and 2021, the net change in fair value was a gain of $4 million and a loss of $1 million, respectively. Settlements of Bausch + Lomb's foreign currency exchange contracts are reported as a gain or loss in the Condensed Consolidated Statements of Operations as part of Foreign exchange and other and reported as operating activities in the Condensed Consolidated Statements of Cash Flows. During the three months ended March 31, 2022 and 2021, Bausch + Lomb reported a realized gain of $9 million and a realized loss of $1 million, respectively, related to settlements of Bausch + Lomb’s foreign currency exchange contracts.
7.INVENTORIES
Inventories, net consist of:

(in millions)	March 31, 2022	December 31, 2021
Raw materials	$150	$147
Work in process	46	34
Finished goods	402	391
	$598	$572

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$2,640	$(2,250)	$390	$2,656	$(2,209)	$447
Corporate brands	12	(6)	6	12	(6)	6
Product rights/patents	994	(892)	102	995	(882)	113
Technology and other	66	(66)	—	62	(62)	—
Total finite-lived intangible assets	3,712	(3,214)	498	3,725	(3,159)	566
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$5,410	$(3,214)	$2,196	$5,423	$(3,159)	$2,264
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment charges associated with these assets are included in Other expense, net in the Condensed Consolidated Statement of Operations. Bausch + Lomb continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
There were no asset impairments during the three months ended March 31, 2022. Asset impairments for the three months ended March 31, 2021 were $1 million related to the discontinuance of certain product lines.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2022 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter	Total
Amortization	$179	$177	$85	$39	$5	$3	$10	$498
Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2022 and the year ended December 31, 2021 were as follows:

(in millions)	Bausch + Lomb	Vision Care	Ophthalmic Pharmaceuticals	Surgical	Total
Balance, January 1, 2021	$4,685	$—	$—	$—	$4,685
Realignment of segment goodwill	(4,685)	3,674	689	322	—
Foreign exchange and other	—	(78)	(14)	(7)	(99)
Balance, December 31, 2021	—	3,596	675	315	4,586
Foreign exchange and other	—	(26)	(5)	(2)	(33)
Balance, March 31, 2022	$—	$3,570	$670	$313	$4,553
Goodwill is not amortized but is tested for impairment at least annually on October 1st at the reporting unit level. A reporting unit is the same as, or one level below, an operating segment. Bausch + Lomb performs its annual impairment test by first assessing qualitative factors. Where the qualitative assessment suggests that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed for that reporting unit (Step 1).
The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants. Bausch + Lomb estimates the fair values of a reporting unit using a discounted cash flow model which utilizes Level 3 unobservable inputs. The discounted cash flow model relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, Bausch + Lomb discounts the forecasted cash flows of each reporting unit. The discount rate Bausch + Lomb uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. The quantitative fair value test is performed utilizing long-term growth rates and discount rates applied to the estimated cash flows in estimation of fair value. To estimate cash flows beyond the final year of its model, Bausch + Lomb estimates a terminal value by applying an in-perpetuity growth assumption and discount factor to determine the reporting unit’s terminal value.
To forecast a reporting unit’s cash flows Bausch + Lomb takes into consideration economic conditions and trends, estimated future operating results, management’s and a market participant’s view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to Bausch + Lomb’s product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond Bausch + Lomb’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if Bausch + Lomb is unable to execute its strategies, it may be necessary to record impairment charges in the future.
Second Quarter 2021 - Realignment of Segments
Bausch + Lomb has historically operated as part of BHC, reported under BHC’s segment structure and historically the Chief Operating Decision Maker, (“CODM”), was the CODM of BHC. As Bausch + Lomb is transitioning into an independent, publicly traded company, BHC’s CEO, who is Bausch + Lomb’s CODM, evaluated how to view and measure Bausch + Lomb’s performance. This evaluation necessitated a realignment of Bausch + Lomb’s historical segment structure, and during the second quarter of 2021, Bausch + Lomb determined it is organized into three operating segments, which are also its reportable segments and reporting units. This realignment is consistent with how the CODM: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the second quarter of 2021, Bausch + Lomb operates in the following operating and reportable segments which are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services: (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical.
This realignment in segment structure resulted in a change in the former Bausch + Lomb reporting units, which are now divided between the: (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical reporting units. As a result of this realignment, goodwill was reassigned to each of the aforementioned reporting units using a relative fair value approach.
Immediately prior to the change in reporting units, Bausch + Lomb performed a qualitative fair value assessment for its former Bausch + Lomb reporting units. Based on the qualitative fair value assessment performed, Management believed that it was more likely than not that the carrying value of its former Bausch + Lomb reporting units were less than their respective fair values and therefore, concluded a quantitative assessment was not required.
Immediately following the change in reporting units, as a result of the change in composition of the net assets for its current: (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical reporting units, Bausch + Lomb performed a quantitative fair value assessment. The quantitative fair value test utilized long-term growth rates of 2.0% and 3.0% and a range of discount rates between 7.0% and 10.0%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 45%, and, therefore, there was no impairment to goodwill.
2021 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2021 by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2021, management believed that, it was more likely than not that the carrying amounts of its reporting units were less than their respective fair values and therefore concluded a quantitative fair value test for any of its reporting units was not required.
March 31, 2022 Interim Goodwill Impairment Assessment
No events occurred or circumstances changed during the period October 1, 2021 (the last time goodwill was tested for all reporting units) through March 31, 2022 that would indicate that the fair value of any reporting unit might be below its carrying value. If market conditions deteriorate, if the factors and circumstances regarding the COVID-19 pandemic escalate beyond management’s current expectations, or if Bausch + Lomb is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through March 31, 2022.

9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2022	December 31, 2021
Product rebates	$172	$164
Employee compensation and benefit costs	170	204
Discounts and allowances	77	88
Product returns	59	60
Net borrowings under BHC pooled financing arrangements (Note 4)	60	28
Other	303	316
	$841	$860

10.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
Bausch + Lomb has defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy U.S. employees and employees in certain other countries. Net periodic (benefit) cost for Bausch + Lomb’s defined benefit pension plans and postretirement benefit plan for the three months ended March 31, 2022 and 2021 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$1	$1	$—	$—
Interest cost	1	1	1	1	—	—
Expected return on plan assets	(3)	(3)	(1)	(1)	—	—
Amortization of prior service credit and other	—	—	—	—	(1)	(1)
Net periodic (benefit) cost	$(2)	$(2)	$1	$1	$(1)	$(1)
11.SHARE-BASED COMPENSATION
Bausch + Lomb participates in BHC’s long-term incentive program. Accordingly, the following disclosures represent share-based compensation expense attributable to Bausch + Lomb based on the awards and terms previously granted under BHC’s share-based compensation plans. Share-based compensation expense attributable to Bausch + Lomb is derived from: (i) the specific identification of Bausch + Lomb employees and (ii) an allocation of charges from BHC, related to BHC employees providing corporate services to Bausch + Lomb. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that Bausch + Lomb would have experienced as an independent company for the periods presented.
The components and classification of share-based compensation expense related to stock options and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three months ended March 31, 2022 and 2021 were as follows:

(in millions)	2022	2021
Stock options	$1	$1
RSUs	9	8
Share-based compensation expense	$10	$9

Research and development expenses	$2	$2
Selling, general and administrative expenses	8	7
Share-based compensation expense	$10	$9

In addition to share-based compensation expense attributable to employees that are specific to Bausch + Lomb's business, share-based compensation expense also includes $6 million and $5 million for the three months ended March 31, 2022 and 2021 respectively, of allocated charges from BHC, based on revenues, related to BHC employees providing corporate services to Bausch + Lomb.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2022	December 31, 2021
Foreign currency translation adjustment	$(1,078)	$(1,018)
Pension adjustment, net of tax	(21)	(17)
	$(1,099)	$(1,035)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the three months ended March 31, 2022 and 2021 consists of:

(in millions)	2022	2021
Product related research and development	$72	$63
Quality assurance	5	4
Research and development	$77	$67
14.OTHER EXPENSE, NET
Other expense, net for the three months ended March 31, 2022 and 2021 consists of:

(in millions)	2022	2021
Asset impairments	$—	$1
Restructuring and integration costs	2	1
Other expense, net	$2	$2
Bausch + Lomb evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) other cost reduction initiatives.
15.INCOME TAXES
For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against a company’s ordinary income, subject to certain limitations on the benefit of losses. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of Bausch + Lomb’s income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates, and an evaluation of valuation allowances. Bausch + Lomb’s estimated annual effective income tax rate may be revised, if necessary, in each interim period.
Provision for income taxes for the three months ended March 31, 2022 was $6 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of changes in uncertain tax positions. Provision for income taxes for the three months ended March 31, 2021 was $47 million. The difference between the statutory tax rate and effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of internal restructurings.

16.LEGAL PROCEEDINGS
Bausch + Lomb is involved, and, from time to time, may become involved, in various legal and administrative proceedings, which include or may include product liability, intellectual property, commercial, tax, antitrust, governmental and regulatory investigations, related private litigation and ordinary course employment-related issues. From time to time, Bausch + Lomb also initiates or may initiate actions or file counterclaims. Bausch + Lomb could be subject to counterclaims or other suits in response to actions it may initiate. Bausch + Lomb believes that the prosecution of these actions and counterclaims is important to preserve and protect Bausch + Lomb, its reputation and its assets. Certain of these proceedings and actions are described below.
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2022, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $1 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Antitrust
Generic Pricing Antitrust Litigation
BHC’s subsidiaries, Oceanside Pharmaceuticals, Inc. (“Oceanside”), Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, States, and various Counties, Cities, and Towns, have been consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in these cases. The cases have been put in deferred status. The Company disputes the claims against it and these cases will be defended vigorously.
Additionally, BHC and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively “the Company”) have been named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff seeks to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contains similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the United States Court for the Eastern District of Pennsylvania. The Company disputes the claims against it and this case will be defended vigorously.
These lawsuits cover products of both Bausch + Lomb and BHC’s other businesses. It is anticipated that Bausch + Lomb and BHC will split the fees and expenses associated with defending these claims, as well as any potential damages or other liabilities awarded in or otherwise arising from these claims, in the manner set forth in the Master Separation Agreement.
PreserVision® AREDS 2 Antitrust Litigation
Bausch & Lomb Incorporated (“B&L Inc.”) is a defendant in an antitrust suit filed by a competitor on December 8, 2021 in the United States District Court for the Central District of California (Pharmavite LLC v. Bausch & Lomb Incorporated, et al., Case No. 2:21-CV-09507 (the “Pharmavite case”)). The lawsuit asserts that B&L Inc.’s efforts to enforce one of its patents against the competitor in a patent infringement suit in Delaware (Bausch & Lomb Inc., et al. v. Nature Made Nutritional Products & Pharmavite LLC, C.A. No. 21-cv-01030-UNA (D. Del.)) (the “Delaware Action”) and certain B&L Inc. marketing statements constitute monopolization, attempted monopolization, and a conspiracy to monopolize the alleged product market of eye health dietary supplements. The lawsuit seeks damages and injunctive relief under Section 2 of the Sherman Act. The suit also seeks a declaratory judgment finding that the competitor does not infringe the relevant patent, that the relevant patent is invalid, and that B&L Inc. has misused the relevant patent. On April 26, 2022, the Parties notified the court that they had reached a settlement in principle and asked the court to vacate pending deadlines. On April 28, 2022, the court dismissed the Pharmavite case “without prejudice to the right . . . to reopen the action if settlement is not consummated.”

B&L Inc. is also a defendant in an antitrust suit filed by a competitor on December 20, 2021 in the United States District Court for the Eastern District of Missouri (ZeaVision, LLC v. Bausch & Lomb Incorporated, et al., Civil Action No. 4:21-cv-01487). The lawsuit asserts similar claims to the Pharmavite case but also includes a false advertising claim under the Lanham Act. On February 11, 2022, B&L Inc. filed a motion to dismiss, or in the alternative, to stay or transfer. On March 4, 2022, ZeaVision, LLC filed its First Amended Complaint, dismissing B&L Inc.’s co-defendant and its conspiracy to monopolize claim. On April 1, 2022, B&L Inc. filed a motion to dismiss, or in the alternative, to stay or transfer the First Amended Complaint. ZeaVision’s opposition to the motion to dismiss was due on May 31, 2022, and B&L Inc.’s reply in support of its motion to dismiss is due July 1, 2022.
B&L Inc. disputes the claims against it and will defend the cases vigorously.
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, BHC has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-nine (29) of such product liability suits currently remain pending. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to BHC and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-eight (28) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions have been filed in Canada against BHC and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to BHC or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing BHC as a defendant; as a result, the British Columbia class action is concluded as to BHC.
Johnson & Johnson, through one or more subsidiaries has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey, and substantially all cases related to Johnson & Johnson’s talc liability were stayed for a period of sixty (60) days pursuant to a preliminary injunction. Notwithstanding the divisional merger and LTL’s bankruptcy case, BHC and Bausch + Lomb continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and BHC and its affiliates, which indemnification agreement remains in effect. As a result, it is Bausch + Lomb’s current expectation that BHC and Bausch + Lomb will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy. In December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. Shortly thereafter, LTL filed a motion in the bankruptcy court to extend the 60-day preliminary injunction. On February 25, 2022, the bankruptcy court entered orders denying the motions to dismiss and extending the preliminary injunction staying substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability through at least June 29, 2022. The order denying the motions to dismiss and the order extending the preliminary injunction are subject to appeal and the bankruptcy court certified their appeals directly to the United States Court of Appeals for the Third Circuit. On May 11, 2022, the Third Circuit granted authorization for the parties to proceed with their direct appeal of the bankruptcy court orders. Further, pursuant to a court order dated March 18, 2022, the bankruptcy court directed certain talc claimants and LTL to mediate the issues related to the case in the hopes of achieving a global resolution. The Bankruptcy Court has also indicated that it intends to order separate mediation with respect to certain consumer protection claims against LTL by various state attorneys general. On May 4, 2022, the Bankruptcy Court extended LTL’s exclusive period to file a chapter 11 plan until September 9, 2022. To the extent that any cases proceed during the pendency of the bankruptcy case, it is Bausch + Lomb’s expectation that Johnson & Johnson, in accordance with the indemnification agreement, will continue to vigorously defend BHC and Bausch + Lomb in each of the remaining actions.

General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, BHC and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain current or former officers and directors as part of the U.S. Securities Litigation. This newly filed action seeks a declaratory judgment that the transfer of BHC assets to Bausch + Lomb would constitute a voidable transfer under New Jersey’s Uniform Voidable Transactions Act and that Bausch + Lomb would become liable for damages awarded against BHC in the individual opt-out actions. The declaratory judgment action alleges that a transfer of assets from BHC to Bausch + Lomb would leave BHC with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against BHC in the underlying individual opt-out actions and BHC disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Exchange Act, and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against BHC and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by BHC and/or failures to disclose information about BHC’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, BHC and Bausch + Lomb removed the action to the U.S. District Court for the District of New Jersey. As a result, the New Jersey Superior Court action is closed and the case is now pending in the District of New Jersey (Case No. 22-cv-01823). On April 29, 2022, Plaintiffs filed a motion to remand. That motion was fully briefed by June 3, 2022. Other proceedings are in abeyance pending resolution of Plaintiffs’ remand motion.
Both BHC and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter
California Proposition 65 Related Matter
On January 29, 2020, Plaintiff Jan Graham filed a lawsuit (Graham v. Bausch Health Companies, Inc., et al., Case No. 20STCV03578) in Los Angeles County Superior Court against BHC, Bausch Health US (as defined below) and several other manufacturers, distributors and retailers of talcum powder products, alleging violations of California Proposition 65 by manufacturing and distributing talcum powder products containing chemicals listed under the statute, without a compliant warning on the label. On January 29, 2021, certain defendants including BHC and Bausch Health US filed a Motion for Summary Judgment or in the Alternative Motion for Summary Adjudication, which was granted with prejudice on May 26, 2021; Plaintiff waived the right to appeal.
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. BHC filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the bankruptcy court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022
BHC and Bausch Health US dispute the claims against them and this lawsuit will be defended vigorously.
New Mexico Attorney General Consumer Protection Action
BHC and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer Companies, Inc., BHC and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020 Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial is scheduled to begin on March 6, 2023.
BHC and Bausch Health US dispute the claims against them and this lawsuit will be defended vigorously.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against Bausch + Lomb. The motion was fully briefed as of May 2021.The Court held a hearing on the motion on January 25, 2022. The motion remains pending. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
Pre-Suit Notice and Demand Letter re Eye Drop Products
On August 31, 2021, Bausch & Lomb Incorporated (“B&L Inc.”) received a pre-suit notice and demand letter pursuant to California Civil Code Section 1782, attaching a proposed Class Action Complaint (the “Notice Letter”) from an attorney on behalf of an individual seeking to represent a class of purchasers of Soothe® eye drop products labeled “preservative free.” The Notice Letter alleges B&L Inc. may be liable under the California Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law in connection with, inter alia, the labeling and marketing of Soothe® eye drop products as “preservative free” when they contain the alleged preservative boric acid. Pursuant to a negotiated resolution for a non-material amount with the claimant, this claimant will forego the filing of a lawsuit and the Company now considers this matter closed.
Intellectual Property Matters
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. B&L has filed patent infringement proceedings against 16 defendants claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Eleven of these proceedings were subsequently settled; two resulted in a default. One defendant filed a declaratory judgment action after B&L Inc. filed its suit, seeking declaratory judgment related to patent claims as well as false advertising and unfair competition claims. As of the date of this filing, there are three ongoing actions: (1) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. ZeaVision LLC, C.A. No. 6:20- cv-06452-CJS (W.D.N.Y.); (2) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-LPS (D. Del.); and (3) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. Nature Made Nutritional Products; et al., C.A. No. 21-cv-01030-UNA (D. Del.). Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue these matters and defend its intellectual property.
Patent Litigation against Certain Ocuvite and PreserVision
On June 22, 2021, ZeaVision, LLC (“ZeaVision”) filed a complaint for patent infringement against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS). On June 29, 2021, ZeaVision amended its complaint to assert a second patent against certain of the Ocuvite® and PreserVision® products. On November 16, 2021, ZeaVision filed an additional complaint for patent infringement against certain of the Ocuvite® and PreserVision® products (Case No. 4:21-cv-01352-SEP). On March 1, 2022, the cases were consolidated. On March 10, 2022, the court granted Bausch + Lomb’s motion to stay all proceedings pending inter parties review. The Company disputes the claims and intends to vigorously defend this matter.
Lumify® Paragraph IV Proceedings
On August 16, 2021, B&L Inc. received a Notice of Paragraph IV Certification from Slayback Pharma LLC (“Slayback”), in which Slayback asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops (the “Lumify Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Slayback’s generic drops, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Slayback. B&L Inc., through its affiliate Bausch + Lomb Ireland Limited, exclusively licenses the Lumify Patents from Eye Therapies, LLC (“Eye Therapies”). On September 10, 2021, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Slayback pursuant to the Hatch-Waxman Act, alleging infringement by Slayback of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Slayback ANDA.
On January 20, 2022, B&L Inc. received a Notice of Paragraph IV Certification from Lupin Ltd. (“Lupin”), in which Lupin asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops (the “Lumify Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic brimonidine tartrate solution, for which its ANDA No. 216716 has been filed by Lupin. On February 2, 2022, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Lupin pursuant to the Hatch-Waxman Act, alleging patent infringement by Lupin of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Lupin ANDA.
Bausch + Lomb remains confident in the strength of the Lumify® related patents and B&L Inc. intends to vigorously defend its intellectual property.
17.SEGMENT INFORMATION
Reportable Segments
Bausch + Lomb has historically operated as part of BHC, reported under BHC's segment structure and historically the CODM was the CODM of BHC. As Bausch + Lomb is transitioning into an independent, publicly traded company, BHC’s CEO, who is Bausch + Lomb’s CODM, evaluated how to view and measure Bausch + Lomb’s performance. This evaluation necessitated a realignment of Bausch + Lomb’s historical segment structure, and during the second quarter of 2021, Bausch + Lomb determined it is organized into three operating segments, which are also its reportable segments. This realignment is consistent with how the CODM: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the second quarter of 2021, Bausch + Lomb operates in the following reportable segments which are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services: (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical. Commencing with this filing, the Vision Care/Consumer Health Care segment name was changed to Vision Care.
•The Vision Care segment consists of: (i) sales of contact lenses that span the spectrum of wearing modalities, including daily disposable and frequently replaced contact lenses and (ii) sales of contact lens care products and over-the-counter (“OTC”) eye drops, eye vitamins and mineral supplements that address various conditions including eye allergies, conjunctivitis and dry eye.
•The Ophthalmic Pharmaceuticals segment consists of sales of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and the treatment of a number of eye conditions such as glaucoma, ocular hypertension and retinal diseases and contact lenses that are indicated for therapeutic use and can also provide optical correction during healing if required.
•The Surgical segment consists of sales of tools and technologies for the treatment of cataracts, and vitreous and retinal eye conditions and includes intraocular lenses and delivery systems, phacoemulsification equipment and other surgical instruments and devices.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, Asset impairments, In-process research and development costs, Restructuring and integration costs, Acquisition-related contingent consideration costs and Other expense (income), net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
Corporate includes the finance, treasury, certain research and development programs, tax and legal operations of Bausch + Lomb’s businesses and incurs certain expenses, gains and losses related to the overall management of Bausch + Lomb, which are not allocated to the other business segments. In assessing segment performance and managing operations, management does not review segment assets. Furthermore, a portion of share-based compensation is considered a corporate cost, since the amount of such expense depends on company-wide performance rather than the operating performance of any single segment.

Segment Revenues and Profit
Segment revenues and profits for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Revenues:
Vision Care	$560	$556
Ophthalmic Pharmaceuticals	155	163
Surgical	174	162
Total revenues	$889	$881
Segment profit:
Vision Care	$159	$165
Ophthalmic Pharmaceuticals	40	56
Surgical	15	16
Total segment profit	214	237
Corporate	(93)	(74)
Amortization of intangible assets	(65)	(76)
Other expense, net	(2)	(2)
Operating income	54	85
Interest expense (Note 4)	(20)	—
Foreign exchange and other	(5)	(8)
Income before provision for income taxes	$29	$77
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Ophthalmic Pharmaceuticals		Surgical		Total
	Three Months Ended March 31,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Pharmaceuticals	$2	$5	$108	$116	$—	$—	$110	$121
Devices	214	223	—	—	172	159	386	382
OTC	335	320	—	—	—	—	335	320
Branded and Other Generics	6	6	46	45	—	—	52	51
Other revenues	3	2	1	2	2	3	6	7
	$560	$556	$155	$163	$174	$162	$889	$881
The top ten products for the three months ended March 31, 2022 and 2021 represented 34% and 33% of total revenues, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
U.S. and Puerto Rico	$386	$377
China	82	89
France	55	52
Japan	50	58
Germany	43	41
United Kingdom	27	24
Canada	22	23
Italy	20	16
Spain	19	17
Russia	17	19
South Korea	11	13
Poland	11	10
Mexico	11	8
Sweden	9	10
Other	126	124
	$889	$881
Certain reclassifications have been made and are reflected in the table above.
Major Customers
No individual customer accounted for 10% or more of total revenues.
18.EARNINGS PER SHARE
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating Basic and diluted income per share attributable to Bausch + Lomb Corporation.
Net income per share attributable to Bausch + Lomb were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Net income attributable to Bausch + Lomb Corporation	$20	$27
Basic and diluted weighted-average common shares	350	350
Basic and diluted income per share attributable to Bausch + Lomb Corporation	$0.06	$0.08
There were no dilutive equity instruments or equity awards outstanding prior to the B+L IPO.
19.SUBSEQUENT EVENTS
Initial Public Offering
The Registration Statement on Form S-1 related to the B+L IPO was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Bausch + Lomb also obtained a final receipt to its final Canadian base PREP prospectus on May 5, 2022. Prior to the effectiveness of the Registration Statement on Form S-1, Bausch + Lomb was a wholly-owned subsidiary of BHC. On May 10, 2022, the Selling Shareholder sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount), pursuant to the Bausch + Lomb prospectuses. On May 31, 2022, the underwriters for the B+L IPO partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb at an offering price of $18.00 per share (less applicable underwriting discount). The Selling Shareholder received all net proceeds from the B+L IPO. BHC expects to complete the separation of Bausch + Lomb after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals, and subject to the various risk factors set forth in the prospectuses relating to the separation.
Financing Transactions
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”) providing for term loans of approximately $2,500 million with a five-year term to maturity (the “Term Facility”) and a five-year revolving credit facility of approximately $500 million (the “Revolving Credit Facility”). The Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loans are denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 8, 2022, the Revolving Credit Facility remains undrawn.
Borrowings under the Revolving Credit Facility in (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term SOFR-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) CDOR or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to SONIA (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the term loan facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s debt rating. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the revolving credit facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the revolving credit facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the term loan facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
Subject to certain exceptions and customary baskets set forth in the Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the Term Facility under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the Term Facility is 1.00% per annum and the first installment shall be payable on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity.
Repayment of BHC Purchase Note and Return of Capital
On May 10, 2022 Bausch + Lomb made payments to BHC of: (i) $2,200 million in full satisfaction of the BHC Purchase Debt and (ii) $229 million in return of capital using the proceeds from the Term Facility and cash on hand.
Transition Services Agreement with BHC
In connection with the completion of the B+L IPO, Bausch + Lomb has entered into the TSA with BHC to provide each other, on a transitional basis, certain services and other assistance, for a limited time to help ensure an orderly transition following the Separation. The TSA specifies the calculation of Bausch + Lomb costs for these services. Under the TSA, Bausch + Lomb will receive certain services, including information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services. Individual services provided under the TSA are scheduled for a specific period, generally ranging from six to twelve months, depending on the nature of the services.
In addition to the previously discussed TSA and the MSA, Bausch + Lomb has entered into certain other agreements with BHC including, but not limited to, the Tax Matters Agreement, the Employee Matters Agreement, the Intellectual Property Matters Agreement and the Real Estate Matters Agreement that provide a framework for the ongoing relationship with BHC.
Bausch + Lomb 2022 Incentive Stock Plan
Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (the “Plan”). A total of 28,000,000 common shares of Bausch + Lomb are authorized under the Plan. The Plan provides for the grant of various types of awards including restricted stock units (“RSUs”), stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
Also on May 5, 2022, in connection with the B+L IPO, Bausch + Lomb granted IPO Founder Grants to certain eligible recipients. Eligible recipients are individuals employed by Bausch + Lomb or employed by an affiliate of Bausch + Lomb. Approximately 3,900,000 IPO Founder Grants were issued to Bausch + Lomb executive officers and were awarded 50% in the form of stock options and 50% in the form of RSUs. Additionally, Bausch + Lomb granted approximately 5,700,000 stock options and RSUs to non-executive eligible recipients.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through June 8, 2022 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Combined Financial Statements for the year ended December 31, 2021, which are included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and Bausch + Lomb’s supplemented PREP prospectus filed with the Canadian Securities Administrators (the “CSA”) on May 5, 2022. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”). Bausch + Lomb is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world—from the moment of birth through every phase of life. Our mission is simple, yet powerful: helping you see better, to live better. We develop, manufacture and market, primarily in the areas of eye health, which are marketed directly or indirectly in approximately 100 countries. As a fully integrated eye health business, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market.
Our comprehensive portfolio of over 400 products is fully integrated and built to serve our customers across the full spectrum of their eye health needs throughout their lives. Our iconic brand is built on the deep trust and loyalty of our customers established over our nearly 170-year history. We have a significant global research, development, manufacturing and commercial footprint of approximately 12,500 employees and a presence in approximately 100 countries, extending our reach to billions of potential customers across the globe. We have long been associated with many of the most significant advances in eye health, and we believe we are well positioned to continue leading the advancement of eye health in the future.
Reportable Segments
Our portfolio of products falls into three operating and reportable segments: (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical. We have found and continue to believe there is significant opportunity in these businesses and we believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. The following is a brief description of the Company’s segments:
The Vision Care segment—includes both our contact lens and consumer eye care businesses, and includes leading products such as our Biotrue® ONEday daily disposables and our Biotrue® multi-purpose solution.
Our contact lens portfolio spans the spectrum of wearing modalities, including daily disposable and frequently replaced contact lenses, and contact lenses that are indicated for therapeutic use and that can also provide optical correction during healing if required. In particular, our vision care contact lens portfolio includes our Bausch + Lomb INFUSE® (silicone hydrogel (“SiHy”)) daily disposable contact lenses, Biotrue® ONEday daily disposables, PureVision® SiHy contact lenses, SofLens® daily disposables and Bausch + Lomb ULTRA® contact lenses.
Our consumer eye care business consists of contact lens care products, over the counter (“OTC”) eye drops that address various conditions, including eye allergies, conjunctivitis, dry eye, and redness relief and eye vitamins and mineral supplements. Our eye vitamin products include our patented PreserVision® AREDS 2 formula which contains the exact levels of six key nutrients recommended by the National Eye Institute to help reduce the risk of progression in patients with moderate to advanced age-related macular degeneration (“AMD”) and supplements that support general eye health. Within our consumer eye care business, our lens care product portfolio includes Biotrue® and Renu® multipurpose solutions and Boston® cleaning and conditioning solutions, our eye drops include LUMIFY®, Soothe®, Artelac®, Alaway® and Mioclear™ and our eye vitamins include PreserVision® and Ocuvite®.
For the year ended December 31, 2021, our Vision Care segment had seven product franchises that generated over $100 million in annual revenues, as follows: PreserVision®/Ocuvite®, Biotrue®, SofLens®, Renu®, Bausch + Lomb ULTRA®, Artelac® and LUMIFY®.
The Ophthalmic Pharmaceuticals segment—consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases. Key proprietary ophthalmic pharmaceutical brands are VYZULTA®, Lotemax®, Prolensa® and BEPREVE®.
The Surgical Segment—consists of medical device equipment, consumables and instrumental tools and technologies for the treatment of corneal, cataracts, and vitreous and retinal eye conditions, and includes intraocular lenses ("IOLs") and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key surgical brands include Akreos®, AMVISC®, Crystalens® IOLs, enVista® IOLs, Millennium®, Stellaris Elite® vision enhancement system, Storz® ophthalmic instruments, VICTUS® femtosecond laser, Teneo®, Eyefill® and Zyoptix®.
Initial Public Offering and Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, our parent company, BHC, announced its plan to separate our eye health business into an independent publicly traded entity, from the remainder of BHC (the “Separation”). In January 2022, BHC completed the internal organizational design and structure of our new eye health entity. The registration statement related to the initial public offering of Bausch + Lomb (the “B+L IPO”) was declared effective on May 5, 2022, and our common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the completion of the B+L IPO, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, a wholly owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount), pursuant to the Bausch + Lomb prospectus. On May 31, 2022, the underwriters of the B+L IPO partially exercised the over-allotment option granted to them by the Selling Shareholder, and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The Selling Shareholder received all net proceeds from the B+L IPO. Upon the closing of the B+L IPO (after giving effect to the partial exercise of the over-allotment option), BHC directly or indirectly holds 310,449,643 Bausch + Lomb common shares, which represents approximately 88.7% of our common shares. We understand that BHC expects to complete the separation of Bausch + Lomb after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to the receipt of applicable shareholder and other necessary approvals.
See Note 19, “SUBSEQUENT EVENTS” to our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q for additional information.
We believe the Separation presents Bausch + Lomb with a unique opportunity, and will provide us operating flexibility and put us in a strong position to unlock additional value in our eye health business as a separate and dissimilar business from the remainder of BHC’s product portfolios and businesses. As a separate entity, Bausch + Lomb’s management believes that it is positioned to focus on its core businesses to drive additional growth, more effectively allocate capital and better manage our capital needs. Further, the Separation, will allow us and the market to compare the operating results of our eye health business with other “pure play” eye health companies. Although management believes these transactions will bring out additional value, there can be no assurance that the Separation will be successful in doing so.
See “Risk Factors — Risk Relating to the Separation” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
Positioning for Growth
Product Development
We continuously search for new product opportunities through internal development and strategic licensing agreements, that, if successful, will allow us to leverage our commercial footprint and supplement our existing product portfolio and address specific unmet needs in the market.

We are focused on bringing innovative products to market to serve doctors, patients, and consumers in the pursuit of helping people see better to live better all over the world. We consistently look for key trends in the eye health market to meet changing doctor, patient, and consumer needs and identify areas for investment to expand our market share and maintain our leading positions across business segments. Our leadership team actively manages our pipeline in order to identify what we believe are innovative and realizable projects that meet the unmet needs of consumers, patients and eye health professionals and are expected to provide incremental and sustainable revenues and growth into the future. We believe that our current pipeline is strong enough to meet these objectives and provide future sources of revenues, in our core businesses, sufficient enough to sustain our growth and corporate health as other products in our established portfolio face generic competition and lose momentum.
We believe our unparalleled eye health knowledge and insights allow us to capitalize on market trends by differentiating our approach to product development, with a pipeline focused on prioritizing customer needs and actively seeking external innovation to design, develop and advance creative, ethical eye health products across our portfolio, to address unmet and evolving needs of eye care professionals, patients and consumers. Since 2017, we have introduced more than 260 new products in approximately 60 countries. Our team of approximately 850 dedicated research and Development (“R&D”) employees is focused on advancing our pipeline and identifying new product opportunities and we believe we have a significant innovation opportunity today. We plan to develop and commercialize our global pipeline of approximately 100 projects in various stages of pre-clinical and clinical development, including new contact lenses and prescription medications for myopia, next-generation cataract equipment, premium IOL, investigational treatments for dry eye, novel formulation for eye vitamins and preservative free formulation of eye drops, next-generation cataract equipment, among others, that are designed to grow our portfolio and accelerate future growth.
Our internal R&D organization focuses on the development of products through clinical trials. As of March 31, 2022, we have approximately 100 projects in our global pipeline. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
Vision Care Pipeline
We believe that vision care is a very innovation-sensitive market. As a result, we believe our vision care business will achieve growth through our focus on new materials and products. We have leveraged our expertise in eye health to build a vision care pipeline based on innovative next generation materials and products, and we intend to continue developing our pipeline through a combination of internal and external business development initiatives. Our range of vision care pipeline products are as follows:
Contact Lens Pipeline
We are developing new materials and expect to continue to introduce innovative products, like our Bausch + Lomb INFUSE® contact lens, which is a silicone hydrogel daily disposable contact lens designed with a next generation material infused with ProBalance Technology™ to help maintain ocular surface homeostasis and help reduce symptoms of contact lens dryness. Silicone hydrogel materials provide increased oxygen transmission for eye health, improved safety and increased comfort for end users, and higher profitability to the eye care providers. This combination should continue to benefit our other SiHy brands: Bausch + Lomb ULTRA®, AQUALOX™ and PureVision®.
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched SiHy Daily in Japan under the branded name AQUALOX™ ONE DAY. In August 2020, we launched SiHy Daily in the U.S. under the branded name Bausch + Lomb INFUSE® SiHy Daily Disposable contact lens. In the fourth quarter of 2020, SiHy Daily was launched in Australia, Hong Kong and Canada under the branded name Bausch + Lomb Ultra® ONE DAY. SiHy Daily has also received regulatory approval in China, New Zealand, Japan, South Korea, Europe, Singapore and Malaysia, where it will be branded as Bausch + Lomb Ultra® ONE DAY, and in the second quarter of 2021, we launched SiHy Daily in South Korea and Singapore as Bausch + Lomb Ultra® ONE DAY.
•Biotrue® ONEday for Astigmatism - A daily disposable contact lens for astigmatic patients. The Biotrue® ONEday contact lens incorporates Surface Active Technology™ to provide a dehydration barrier. The Biotrue® ONEday for Astigmatism also includes evolved peri-ballast geometry to deliver stability and comfort for the astigmatic patient. We launched this product in December 2016 and launched an extended power range and further extended power ranges in each of the years 2017 through 2020. Biotrue® ONEday for Astigmatism has also received regulatory approval in China.
•Bausch + Lomb ULTRA® monthly silicone hydrogel lens - Specifically designed to address the lifestyle and vision needs of patients with MoistureSeal® technology, which maintains 95% of contact lens moisture for a full 16 hours. In the second quarter of 2020, Bausch + Lomb ULTRA® received a seven day extended wear indication approval from the European Union and received regulatory approval from the NMPA in China.
•Bausch + Lomb ULTRA® Multifocal for Astigmatism contact lens - The first and only multifocal toric lens available as a standard offering in the eye care professional’s fit set. The new monthly silicone hydrogel lens, which was specifically designed to address the lifestyle and vision needs of patients with both astigmatism and presbyopia, combines the Company's unique 3-Zone Progressive™ multifocal design with the stability of its OpticAlign® toric with MoistureSeal® technology to provide eye care professionals and their patients an advanced contact lens technology that offers the convenience of same-day fitting during the initial lens exam. Bausch + Lomb ULTRA® Multifocal for Astigmatism was launched in June 2019 and received European Union regulatory approval in the second quarter of 2020. In July 2021, we launched an extended parameter range of this product.
•Zen™ Multifocal Scleral Lens for presbyopia - In January 2019, we launched this product exclusively available with Zenlens™ and Zen™ RC scleral lenses and will allow eye care professionals to fit presbyopic patients with regular and irregular corneas and those with ocular surface disease, such as dry eye. The Zen™ Multifocal Scleral Lens incorporates decentered optics, enabling the near power to be positioned over the visual axis.
•Tangible® Hydra-PEG® - A high-water polymer coating that is bonded to the surface of a contact lens and designed to address contact lens discomfort and dry eye. We launched this product in March 2019. Tangible® Hydra-PEG® coating technology in combination with our Boston® materials and Zenlens™ family of scleral lenses will help eye care professionals provide a better lens wearing experience for their patients with challenging vision needs.
•In October 2020, we announced that we had entered into an exclusive global licensing agreement with Brien Holden Vision Institute (“BHVI” and the license, the “BHVI License”) for a myopia control contact lens design developed by BHVI. We plan to pair BHVI’s novel contact lens design with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children.
•We are developing a custom-finished orthokeratology lens with a proprietary software based fitting system for the treatment of myopia, especially in children, which we expect to launch in 2023, subject to FDA approval.
•We are developing certain cosmetic contact lenses with improved color technology, which we expect to launch in certain Asian markets in 2023 and 2024.
Consumer Eye Care Pipeline
We have built and strengthened our consumer eye care product pipeline through internal development initiatives and external business development opportunities and intend to continue developing our pipeline through a combination of internal and external business development initiatives. Our consumer eye care product pipeline includes:
◦LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. We launched this product in the U.S. in May 2018. Currently, we have several new line formulations under development. The first Phase 3 study in support of these line extensions has initiated. Additional studies are expected to commence in the second half of 2022.
◦Renu® Advanced Multi-Purpose Solution (“MPS”) - Contains a triple disinfectant system that kills 99.9% of germs, and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfect, rinse and store soft contact lenses including those composed of silicone hydrogels. Renu® Advanced MPS has gained regulatory approvals in Korea, India, Mexico, Indonesia, Malaysia, Singapore and, during the second quarter of 2020, the European Union. In 2021, Renu® Advanced MPS was launched in Greece and gained regulatory approvals in China and Taiwan. We anticipate launches in China, Taiwan, Czech Republic, Israel, Poland, Slovakia, the Middle East and Africa region and the Latin American region during 2022 and launches in additional regions in 2023.
◦Biotrue® Hydration Plus Multi-Purpose Solution – A next generation Biotrue® MPS that contains 25% more Hyaluronan, triple disinfectant system that kills 99.9% of germs tested, dual surfactant system that provides lens conditioning/cleaning and erythritol providing antioxidant properties. This formulation provides up to 20 hours moisture. Biotrue® Hydration Plus MPS was launched in the U.S. in 2022 and has gained regulatory approval from Health Canada and China’s National Medical Products Administration (“NMPA”).
Ophthalmic Pharmaceutical Pipeline
We intend to strengthen our innovative pharmaceuticals pipeline through internal development and external business development opportunities with a focus on life cycle management, generics and “back of the eye” diseases. Our range of ophthalmic pharmaceutical pipeline products are described below:
•In October 2019, we acquired an exclusive license from Clearside Biomedical, Inc. (“Clearside” and the license, the “Clearside License”) for the commercialization and development of XIPERE® (triamcinolone acetonide suprachoroidal injectable suspension) in the U.S. and Canada. XIPERE® is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via Clearside’s proprietary SCS Microinjector®. In October 2021, the FDA approved XIPERE® for suprachoroidal use for the treatment of macular edema associated with uveitis. We launched XIPERE® in the first quarter of 2022, and believe that it is the first and only therapy currently available in the U.S. for suprachoroidal use for the treatment of macular edema associated with uveitis.

•In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH (the “Novaliq License”) for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug that if approved by the FDA will have a novel mechanism of action to treat dry eye disease (“DED”) associated with Meibomian Gland Dysfunction (“MGD”). In April 2021, we announced statistically significant topline data from the first of two Phase 3 studies, and in September 2021, we announced statistically significant topline data from the second Phase 3 study. We anticipate filing a New Drug Application in the first half of 2022 and if approved, we anticipate launching in the U.S. in 2023. If approved by the FDA, we believe the addition of this investigational treatment for DED with MGD will help build upon our strong portfolio of integrated eye health products.
•Under the terms of an October 2020 agreement with Eyenovia, Inc., we have acquired an exclusive license (the “Eyenovia License”) in the U.S. and Canada for the development and commercialization of an investigational microdose formulation of atropine ophthalmic solution; a potentially first-in-class investigational treatment of the reduction of pediatric myopia progression. Microdose administration is designed to result in low systemic and ocular drug exposure. We expect to complete enrollment for a Phase 3 study during the second half of 2022. If approved by the FDA, we believe this investigational product could potentially change the treatment paradigm for the reduction of myopia progression in children.
•In May 2020, we entered into an exclusive license agreement (the “STADA-Xbrane License”) with STADA Arzneimittel AG and its development partner, Xbrane Biopharma AB (“Xbrane”), to commercialize in the U.S. and Canada a biosimilar candidate to Lucentis® (ranibizumab), a VEGF inhibitor used in the treatment of serious eye diseases, such as wet AMD. We expect to launch this product in 2023 (subject to the timing of the resubmission of the abbreviated Biologics License Application (“aBLA”) by Xbrane).
Surgical Pipeline
We have built and strengthened our ophthalmic surgical pipeline through internal and external development and licensing initiatives and intend to continue developing our pipeline through a combination of internal and external business development initiatives. Our range of surgical pipeline products are developed with the goal to reinforce our position in existing segments as well as entering new segments in order to broaden the offering.
•In the first quarter of 2021, we launched LuxSmartTM IOLs with extended depth of focus (“EDOF”) design. We started first implantation in December 2020, and we expanded prelaunch activities in the U.K., France, Germany, Sweden, Italy, Spain, Poland, Hong Kong and the Czech Republic in the first quarter of 2021. During the remainder of 2021, we expanded the launch of LuxSmartTM IOLs to other European countries, including Belgium, Netherlands, Norway, Portugal, Switzerland, Greece, Bulgaria, Hungary, Romania and Serbia. We expect to expand the launch of LuxSmartTM IOLs in select other markets later in 2022 and in 2023.
•We are expanding our portfolio of premium IOLs built on the enVista® platform with Monofocal Plus, EDOF and Trifocal optical designs for presbyopia correction. We expect that they will be commercialized together with our SimplifEye® Preloaded injector with two options: non-Toric, as well as Toric for astigmatism patients. We anticipate launching Monofocal Plus, Trifocal and EDOF optical designs for presbyopia in 2023, 2024 and 2025, respectively.
•We are developing a new generation Phaco and Vitroretinal combined system that we expect will be a future innovation that builds on the existing Stellaris Elite® vision enhancement system by introducing a new fluidics system, enhancing interconnectivity and networking, expanding surgical parameters and offering a wide range of new peripherals to enhance the surgeons’ control throughout the surgical procedures.
•We are developing two new femto lasers with advanced technology that we expect to launch in 2024. These products are designed for the cataract and refractive surgery markets.
•We are developing new innovative, personalized corneal treatments for our Teneo Excimer laser, which we expect to launch in 2023.
•New Ophthalmic Viscosurgical Device (“OVD”) product - A formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during IOL delivery. In January 2020, we commenced an FDA clinical study for the cohesive OVD product (StableVisc™), and the study report is expected in June 2022. FDA approval is expected in the fourth quarter of 2022 and launch is expected in the first quarter of 2023. In addition, in March 2021, we received Premarket Approval from the FDA for Clearvisc™ dispersive OVD, which we launched in the U.S. in June 2021.
Strategic Licensing Agreements
To supplement our internal R&D initiatives and to build-out and refresh our product portfolio, we also search for opportunities to augment our pipeline through arrangements that allow us to gain access to unique products and investigational treatments, by strategically aligning ourselves with other innovative product solutions. Our strategic licensing agreements include the BVHI License outlined in the discussion of our Vision Care pipeline above and the Clearside License, Novaliq

License, Eyenovia License and STADA-Xbrane License each outlined in the discussion of our Ophthalmic Pharmaceutical product pipeline above.
In the normal course of business, we will enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. These products are sometimes investigational treatments in early stage development that target unique conditions. The ultimate outcome, including whether the product will be: (i) fully developed, (ii) approved by the FDA or other regulators, (iii) covered by third-party payors or (iv) profitable for distribution, is highly uncertain. Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones.
We are and we will continue to consider further strategic licensing opportunities to address the unmet needs of the consumer, patient and eye health professional, some of which could be material in size.
Strategic Acquisitions
We selectively consider any acquisition that we believe aligns well with our current organization and strategic plan. We seek to enter into only those acquisitions that provide us with significant synergies with our existing business, thereby minimizing risks to our core businesses and providing long-term growth opportunities. Recently, we have entered into transactions that although not immediately impactful to our operating results, are expected to be accretive to our bottom line in future years and contribute to our long-term growth strategies.
We are considering further acquisition opportunities within our core therapeutic areas, some of which could be material in size.
Sales Force Expansion
We have an established sales network that uniquely positions us to meet customers’ demands across the geographies we serve, building deeply loyal and enduring relationships. Through our teams, we are engaged with various physician and patient associations across the world. These professional relationships are the foundation of our proven track record of converting innovation into trusted products with high sales and provide us additional patient insights and consumer feedback that virtuously informs the innovation effort. We look for opportunities to strategically expand our sales force in specific geographies as need and in support of new product launches, most recently in support of our launches of our Bausch + Lomb INFUSE®, Biotrue® ONEday and Bausch + Lomb ULTRA® contact lenses in order to drive growth and maximize the return on our product portfolio.
e-Commerce
We see an opportunity in e-Commerce for growth, which now represents more than 10% of our Vision Care revenues. We believe that the trend of using e-Commerce platforms to shop for our products will continue to affect our business due to the convenience of online ordering and subscription delivery. We believe that our products are well suited to sales through e-Commerce channels as they are shelf stable, inexpensive to ship as our products are light in weight, and easy to transport. Additionally, the recurring purchase cycles for many of our products will position them to capitalize on continued growth of subscription services. We continue to look for additional opportunities to invest in these platforms to meet consumer demand and drive growth.
Investment in Our Manufacturing Facilities
In support of our core businesses, we have and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York and our Lynchburg facility in Virginia.
To meet the forecasted demand for our Biotrue® ONEday range of contact lenses, in July 2017, we placed into service a $175 million multi-year strategic expansion project of the Waterford facility. The emphasis of the expansion project was to: (i) develop new technology to manufacture, automatically inspect and package contact lenses, (ii) bring that technology to full validation and (iii) increase the size of the Waterford facility.
To address the expected global demand for our Bausch + Lomb ULTRA® range of contact lenses, in December 2017, we completed a multi-year, $220 million strategic upgrade to our Rochester facility. The upgrade increased production capacity in support of our Bausch + Lomb Ultra® and SiHy Daily AQUALOX™ product lines and better supports the production of other well-established contact lenses, such as our PureVision®, PureVision®2 (SVS, Toric, and Multifocal), SofLens® 38 and SilSoft®.
To address the expected global demand for our SiHy Daily disposable contact lenses, in November 2018, we initiated $300 million of additional expansion projects to add multiple production lines to our Rochester and Waterford facilities. The first phase of the production line installation program has been completed, and in the first half of 2022, we commenced commercial production of certain of our latest contact lenses at both our Rochester and Waterford facilities. We expect to complete the expansion programs at our Rochester and Waterford facilities in the second half of 2022.

In July 2021, we announced plans to invest an additional $90 million to increase capacity at our Waterford facility to meet the expected demand for our Biotrue® ONEday range of daily disposable contact lenses. The new production lines are expected to be completed in 2023. If completed as planned, the recently announced expansion of our Waterford facility will be the fifth major expansion of our Bausch + Lomb manufacturing facilities in support of our efforts to increase market share in the contact lens market in the seven years ending 2023.
We believe the investments in our Waterford, Rochester and Lynchburg facilities further demonstrates the growth potential we see in our Bausch + Lomb products.
Our Competitive Environment
We operate in a marketplace with many competitors and face competition from competitors’ products and new products entering the market. We also face the threat of competition from new entrants to our markets as well as from existing competitors, including those overseas who may have lower production costs. In order to protect and grow our market share we: (i) actively manage our pricing, (ii) refresh our product portfolio with innovative new products and (iii) manage our product portfolio to address generic competition.
Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain Forward-Looking Statements. Please see “Forward-Looking Statements” for additional information.
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions, export controls and other measures are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting economic and global financial markets and exacerbating ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption.
Our revenues attributable to Russia for the three months ended March 31, 2022 and 2021 were $17 million and $19 million, respectively. Our revenues attributable to Ukraine for the three months ended March 31, 2022 and 2021 were $1 million and $2 million, respectively. Our revenues attributable to Belarus for the three months ended March 31, 2022 and 2021 were $1 million and $2 million, respectively. As the geopolitical situation in Eastern Europe continues to intensify, political events and sanctions are continually changing, and we continue to assess the impact of the Russia-Ukraine war will have on our businesses. These impacts may include but are not limited to: (i) interruptions or stoppage of production, (ii) damage or loss of inventories, (iii) supply-chain and product distribution disruptions in Eastern Europe, (iv) volatility in commodity prices and currencies, (v) disruption in banking systems and capital markets, (vi) reductions in sales and earnings of business in affected areas, (vii) increased costs and (viii) cyberattacks.
To date, these challenges have begun to impact our operations in the region, and we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response will continue to hinder our ability to conduct business with customers and vendors in this region. For example, we expect to experience further disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We may also experience further decreased demand for our products in these countries as a result of the conflict. In addition, we expect to experience difficulties in collecting receivables from such customers. If we continue to be hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, may be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to or suspension of our business and operations in Russia, Belarus and Ukraine may have a material adverse impact on our business, financial condition, cash flows and results of operations. We will continue to monitor the impacts of the Russian-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on our businesses.
For a further discussion of these and other risks relating to our international business, see “Risk Factors—Risks Relating to the International Scope of our Business” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
Impacts of COVID-19 Pandemic
The unprecedented nature of the COVID-19 pandemic has, and continues to, adversely impact the global economy. The COVID-19 pandemic and the reactions of governments, private sector participants and the public in an effort to contain the spread of the COVID-19 virus and/or address its impacts have had significant direct and indirect effects on businesses and commerce. This includes, but is not limited to, disruption to supply chains, employee base and transactional activity, facilities closures and production suspensions. Our revenues were most negatively impacted during our second quarter of 2020 by certain social restrictions and other precautionary measures taken in response to the COVID-19 pandemic. However, as governments began lifting social restrictions, allowing offices of certain health care providers to reopen and certain surgeries and elective medical procedures to proceed, the negative trend in the revenues of certain businesses began to level off and stabilize prior to our third quarter of 2020. After the launch of effective vaccines in December 2020, infection rates began to decline, signaling the beginning of a recovery from the COVID-19 pandemic.
Our revenues gradually returned to pre-pandemic levels for many of our businesses and geographies throughout 2021. However, in some regions, including China (as further described below), we continue to experience negative impacts of the COVID-19 pandemic on our business in those regions. The rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus and variant and subvariant strains thereof, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and, once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus or variant and subvariant strains thereof and other actions taken in response to the COVID-19 pandemic.
The outbreak of the omicron variant in China has resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China have impacted the demand for certain products, particularly our contact lens and consumer eye care products, as shelter in place orders limit the demand and need for the use of contact lenses and related products. Our revenues in China for the three months ended March 31, 2022 and 2021 were $82 million and $89 million, respectively, a decrease of $7 million and, in part, reflects the challenges created by the surge of the omicron variant in China. We expect the headwinds from China’s COVID policies and lockdowns that we saw during the first quarter of 2022 to continue to make an impact during the second quarter of 2022, but we expect our revenues in China will normalize into the second half of 2022. Additionally, government enforced lockdowns have caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. Through the date of this filing, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes. However, as the impacts of global reaction to the COVID-19 pandemic remains a fluid situation, we continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in order to timely address new issues if and when they arise.
For a further discussion of these and other COVID-19 related risks, see “Risk Factors— Risks Relating to COVID-19” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
U.S. Tax Reform
In April 2021, U.S. President Joseph Biden proposed changes to the U.S. tax system. Since that date, both houses of Congress have released their own proposals for changes to the U.S. tax system, which differ in a number of respects from the President’s proposal. The proposals under discussion have included changes to the U.S. corporate tax system that would increase U.S. corporate tax rates, although the most recent proposals do not include any such rate increase, and changes that would raise the tax rate on and make other changes to the taxation of Global Intangible Low Tax Income earned by foreign subsidiaries. Also under consideration are modifications to the Base Erosion and Anti-Abuse Tax, which would tax certain payments, including some that are related to inventory, made to affiliates that are subject to an effective tax rate of less than specified rates. Certain proposals also include limitations on the participation exemption for foreign dividends received and interest expense. In addition, certain proposals include limitations on the deduction of interest expense and carryforwards of unused interest expense, as well as an excise tax on certain pharmaceutical products that are non-compliant with the proposed drug pricing legislation.
We are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on our liability for U.S. corporate tax. However, it is possible that the enactment of changes in the U.S. corporate tax system could have a material adverse effect on our liability for U.S. corporate tax and our consolidated effective tax rate.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The Inclusive Framework plan has now been agreed to by 141 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2024. On December 20, 2021, the OECD published model rules to implement the pillar two rules, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. Additional guidance is expected to be published in 2022. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, and it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on our liability for corporate taxes and our consolidated effective tax rate.
Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was enacted in the U.S. The ACA contains several provisions that impact our business, including: (i) an increase in the minimum Medicaid rebate to states participating in the Medicaid program, (ii) the extension of the Medicaid rebates to Managed Care Organizations that dispense drugs to Medicaid beneficiaries, (iii) the expansion of the 340(B) Public Health Services Act drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics and health care centers and (iv) a fee payable to the federal government based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.
In addition, in 2013 federal subsidies began to be phased in for brand-name prescription drugs filled in the Medicare Part D coverage gap. The ACA also included provisions designed to increase the number of Americans covered by health insurance. In 2014, the ACA’s private health insurance exchanges began to operate. The ACA also allows states to expand Medicaid coverage with most of the expansion’s cost paid for by the federal government.
For 2021 and 2020, we incurred costs of $3 million and $3 million, respectively, related to the annual fee assessed on prescription drug manufacturers and importers that sell branded prescription drugs to specified U.S. government programs (e.g., Medicare and Medicaid). For 2021 and 2020, we also incurred costs of $24 million and $20 million, respectively, on Medicare Part D utilization incurred by beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”).
The financial impact of the ACA will be affected by certain additional developments over the next few years, including pending implementation guidance and certain health care reform proposals. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Also, it is possible, as discussed further below, that legislation will be passed by Congress repealing the ACA in whole or in part. Adoption of legislation at the federal or state level could materially affect demand for, or pricing of, our products.
Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. More recently, the Bipartisan Budget Act of 2018 amended the ACA, effective January 1, 2019, to close the donut hole in most Medicare drug plans. In addition, in April 2018, the Centers for Medicare & Medicaid Services published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
In 2018, we faced uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. However, we believe there is low likelihood of repeal of the ACA, given the recent failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions and the recent change in administration. There is no assurance that any replacement or administrative modifications of the ACA will not adversely affect our business and financial results, particularly if the replacing legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to the reform will affect our business.
In 2019, the U.S. Department of Health and Human Services announced a preliminary plan to allow for the importation of certain lower-cost drugs from Canada. The preliminary plan excludes insulin, biological drugs, controlled substances and intravenous drugs. The preliminary plan relies on individual states to develop proposals for safe importation of those drugs from Canada and submit those proposals to the federal government for approval. Although the preliminary plan has some support from the prior administration, at this time, studies to evaluate the related costs and benefits, evaluate the reasonableness of the logistics, and measure the public reaction of such a plan have not been performed. While we do not believe this will have a significant impact on our future cash flows, we cannot provide assurance as to the effect or impact of such a plan.
In 2019, the Government of Canada (Health Canada) published in the Canada Gazette the new pricing regulation for patented drugs. These regulations were scheduled to become effective on July 1, 2021, but have been delayed until July 1, 2022. The new regulations will, among other things, change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019 and the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.

In July 2020, former U.S. President Donald Trump signed four Executive Orders related to drug pricing, including orders addressing: (i) Part D rebate reform, (ii) the provision of deeply discounted insulin and/or an EpiPen to patients of Federally Qualified Health Centers, (iii) drug importation from Canada and (iv) most favored nation pricing for Medicare. In November 2020, former U.S. President Donald Trump announced the Most Favored Nation Model for Medicare Part B Payment which was to be implemented by the Center for Medicare & Medicaid Services Innovation on January 1, 2021; however, it has not been implemented, as it is currently being challenged in court. It is also uncertain whether the Biden administration intends to reverse these measures or adopt similar policy initiatives. However, U.S. President Joseph Biden and several members of the current U.S. Congress have indicated that lowering drug prices is a legislative and political priority, and some have introduced proposals that seek to address drug pricing.
In December 2020, as part of a series of drug pricing-related rules issued by the Trump Administration, the Center for Medicare & Medicaid Services issued a Final Rule that makes significant modifications to the Medicaid Drug Rebate Program regulations in several areas, including with respect to the definition of key terms “line extension” and “new formulation” and best price (BP) reporting relating to certain value-based purchasing (VBP) arrangements (which took effect on January 1, 2022) and the price reporting treatment of manufacturer-sponsored patient benefit programs (which take effect on January 1, 2023).
In March 2021, the U.S. Congress enacted the American Rescue Plan Act of 2021. One of the provisions included within the American Rescue Plan Act of 2021 eliminated the Maximum Rebate Amount for Single Source drugs and Innovator Multiple Source drugs in the Medicaid Drug Rebate Program. We are currently reviewing the legislation, the impact of which is uncertain at this time.
Other legislative efforts relating to drug pricing have been enacted and others have been proposed at the U.S. federal and state levels. For instance, certain states have enacted legislation related to prescription drug pricing transparency. Several states have passed importation legislation and Florida is working with the U.S. government to implement an importation program from Canada. We also anticipate that Congress, state legislatures and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations affecting additional fundamental changes in the health care delivery system. We continually review newly enacted and proposed U.S. federal and state legislation, as well as proposed rulemaking and guidance published by the U.S. Department of Health and Human Services and the FDA; however, at this time, it is unclear the effect these matters may have on our businesses.
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity in 2022 or in later years, following which we anticipate generic competition of these products. In addition, in certain cases, as a result of negotiated settlements of some of our patent infringement proceedings against generic competitors, we have granted licenses to such generic companies, which will permit them to enter the market with their generic products prior to the expiration of our applicable patent or regulatory exclusivity. Finally, for certain of our products that lost patent or regulatory exclusivity in prior years, we anticipate that generic competitors may launch in 2022 or in later years. Following a loss of exclusivity (“LOE”) of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales; however, even with launch of an authorized generic, the decline in product sales of such product would still be expected to be significant, and the effect on our future revenues could be material.
Certain of our products already face generic competition. During 2021, in the U.S., these products include, among others, Lotemax® Gel, Bepreve® and certain other products, which in aggregate accounted for less than 1% of our total revenues in 2021. Based on current patent expiration dates, settlement agreements and/or competitive information, we have also identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. during the years 2022 through 2026, which in the aggregate accounted for approximately 1% of our total revenues in 2021. These dates may change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, the PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. PreserVision® products accounted for approximately 6% of our total revenues in 2021. PreserVision® is (or was) the subject of certain ongoing and past patent infringement proceedings. While the Company cannot predict the magnitude or timing of the impact from the PreserVision® patent expiry, this is an OTC product and thus, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
In addition, in connection with our Lumify®, PreserVision® and Vyzulta® products, we have commenced ongoing infringement proceedings (or anticipate commencing infringement proceedings) against potential generic competitors in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products.
See Note 16, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q, as well as Note 18, “LEGAL PROCEEDINGS” of our Combined Financial Statements for the year ended December 31, 2021, which are included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and Bausch + Lomb’s supplemented PREP prospectus filed with the CSA on May 5, 2022, for further details regarding certain of these infringement proceedings.
The risks of generic competition are a fact of the eye health industry and are not specific to our operations or product portfolio. These risks are not avoidable, but we believe they are manageable. To manage these risks, our leadership team continually evaluates the impact that generic competition may have on future profitability and operations. In addition to aggressively defending our patents and other intellectual property, our leadership team makes operational and investment decisions regarding these products and businesses at risk, not the least of which are decisions regarding our pipeline. Our leadership team actively manages our pipeline in order to identify innovative and realizable projects that are expected to provide incremental and sustainable revenues and growth into the future. We believe that we have a well-established product portfolio that is diversified within our core businesses. We also believe that we have a robust pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market.
See the section entitled “Risk Factors” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, for additional information on the risks associated with our intellectual property and our competition risks.
Regulatory Matters
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the relevant competent authorities where we have business operations. Through the date of this filing, all of our global operations and facilities have the relevant operational good manufacturing practices certificates and all of our products and operating sites are in good compliance standing with all relevant notified bodies and global health authorities. Further, all sites under FDA jurisdiction are rated as either No Action Indicated (where there was no Form 483 observation) or Voluntary Action Indicated (“VAI”) (where there was a Form 483 with one or more observations). In the case of VAI inspection outcomes, the FDA has accepted our responses to the issues cited, which will be verified when the agency makes its next inspection of those specific facilities.
FINANCIAL PERFORMANCE HIGHLIGHTS
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating Basic and diluted income per share attributable to Bausch + Lomb Corporation. The following table provides selected unaudited financial information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021	Change
Revenues	$889	$881	$8
Operating income	$54	$85	$(31)
Income before provision for income taxes	$29	$77	$(48)
Net income attributable to Bausch + Lomb Corporation	$20	$27	$(7)
Basic and diluted income per share attributable to Bausch + Lomb Corporation	$0.06	$0.08	$(0.02)
Financial Performance
Summary of the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenues for the three months ended March 31, 2022 and 2021 were $889 million and $881 million, respectively, an increase of $8 million, or 1%. The increase was attributable to increases in volumes in each of our segments. Our volumes increased $47 million in the aggregate primarily due to: (i) increased demand for Lumify®, Biotrue® and PreserVision® within our consumer eye care business in the U.S. and (ii) increased demand of consumables and intraocular lenses within Global Surgical segment, partially offset by: (i) a decrease in volume in our international contact lens business, primarily driven by the impact of the COVID-19 pandemic in China and (ii) the impact of generic competition as certain products, such as Lotemax® Gel and Bepreve®, lost exclusivity. This overall increase in volumes was partially offset by: (i) the unfavorable impact of foreign currencies of $29 million, primarily in Europe and Asia, (ii) a decrease in net realized pricing of $7 million primarily due to higher sales deductions in our ophthalmology business in the U.S. and (iii) the impact of divestitures and discontinuations of $3 million, related to the discontinuation of certain products.
Operating income for the three months ended March 31, 2022 and 2021 was $54 million and $85 million, respectively, a decrease of $31 million which reflects, among other factors:

•a decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $6 million, primarily driven by higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs, partially offset by the increase in revenues, as previously discussed;
•an increase in SG&A expenses of $25 million, primarily attributable to: (i) higher selling, advertising and promotion expenses and (ii) higher compensation expenses, partially offset by the favorable impact of foreign currencies;
•an increase in R&D of $10 million; and
•a decrease in Amortization of intangible assets of $11 million, primarily due to fully amortized intangible assets no longer being amortized in 2022.
Operating income for the three months ended March 31, 2022 and 2021 was $54 million and $85 million, respectively, and includes non-cash charges for Depreciation and amortization of intangible assets of $95 million and $106 million and Share-based compensation of $16 million and $14 million, respectively.
Income before provision for income taxes for the three months ended March 31, 2022 and 2021 was $29 million and $77 million, respectively, a decrease of $48 million and is primarily attributable to: (i) the decrease in our operating results of $31 million, as previously discussed and (ii) an increase in interest expense of $20 million partially offset by a favorable net change in Foreign exchange and other of $3 million.
Net income attributable to Bausch + Lomb for the three months ended March 31, 2022 and 2021 was $20 million and $27 million, respectively, a decrease in our results of $7 million and was primarily due to the decreases in Income before provision for income taxes of $48 million, as previously discussed, partially offset by a decrease in the Provision for income taxes of $41 million.
RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Revenues
Product sales	$883	$874	$9
Other revenues	6	7	(1)
	889	881	8
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	346	331	15
Cost of other revenues	2	2	—
Selling, general and administrative	343	318	25
Research and development	77	67	10
Amortization of intangible assets	65	76	(11)
Other expense, net	2	2	—
	835	796	39
Operating income	54	85	(31)
Interest expense	(20)	—	(20)
Foreign exchange and other	(5)	(8)	3
Income before provision for income taxes	29	77	(48)
Provision for income taxes	(6)	(47)	41
Net income	23	30	(7)
Net income attributable to noncontrolling interest	(3)	(3)	—
Net income attributable to Bausch + Lomb Corporation	$20	$27	$(7)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Revenues
Our revenues are primarily generated from product sales in the therapeutic areas of eye health that consist of: (i) branded prescription eye-medications and pharmaceuticals, (ii) generic and branded generic prescription eye medications and pharmaceuticals, (iii) OTC vitamin and supplement products and (iv) medical devices (contact lenses, intraocular lenses and ophthalmic surgical equipment). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material.
Our revenues were $889 million and $881 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $8 million, or 1%. The increase was attributable to increases in volumes in each of our segments. Volumes increased $47 million in the aggregate primarily due to: (i) increased demand for Lumify®, Biotrue® and PreserVision® within our consumer eye care business in the U.S. and (ii) increased demand of consumables and intraocular lenses within our Global Surgical segment, partially offset by: (i) a decrease in volume in our international contact lens business, primarily driven by the impact of the COVID-19 pandemic in China and (ii) the impact of generic competition as certain products, such as Lotemax® Gel and Bepreve®, lost exclusivity. This overall increase in volumes was partially offset by: (i) the unfavorable impact of foreign currencies across all our international businesses of $29 million, primarily in Europe and Asia, (ii) a decrease in net realized pricing of $7 million primarily due to higher sales deductions in our ophthalmology business in the U.S. and (iii) the impact of divestitures and discontinuations of $3 million, related to the discontinuation of certain products.
The changes in our segment revenues and segment profits, including the impact of the COVID-19 pandemic related matters for the three months ended March 31, 2022, are discussed in further detail in the respective subsequent sections titled “—Reportable Segment Revenues and Profits.”
Cash Discounts and Allowances, Chargebacks and Distribution Fees
As is customary in the health care industry, gross product sales are subject to a variety of deductions in arriving at net product sales. Provisions for these deductions are recognized concurrently with the recognition of gross product sales. These provisions include cash discounts and allowances, chargebacks, and distribution fees, which are paid or credited to direct customers, as well as rebates and returns, which can be paid or credited to direct and indirect customers. Provision balances relating to amounts payable to direct customers are netted against trade receivables and balances relating to indirect customers are included in accrued liabilities.
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,203	100.0%	$1,160	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	77	6.4%	76	6.6%
Returns	18	1.5%	19	1.6%
Rebates	128	10.6%	118	10.2%
Chargebacks	92	7.7%	69	6.0%
Distribution fees	5	0.4%	4	0.3%
Total provisions	320	26.6%	286	24.7%
Net product sales	883	73.4%	874	75.3%
Other revenues	6		7
Revenues	$889		$881
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 26.6% and 24.7% for the three months ended March 31, 2022 and 2021, respectively, an increase of 1.9 percentage points, and is primarily attributable to the increase in chargebacks as a percentage of revenues. Chargebacks were $92 million and $69 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $23 million. The increase in chargebacks is primarily attributable to: (i) increases in sales of certain generic pharmaceutical products and (ii) launches of other generic pharmaceutical products.
Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold primarily includes: manufacturing and packaging; the cost of products we purchase from third parties; royalty payments we make to third parties; depreciation of manufacturing facilities and equipment; and lower of cost or market adjustments to inventories. Cost of goods sold typically vary between periods as a result of product mix, volume, royalties, changes in foreign currency and inflation. Cost of goods sold excludes the amortization and impairments of intangible assets.
Cost of goods sold was $346 million and $331 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $15 million or 5%. The increase was primarily driven by: (i) higher volumes, as previously discussed and (ii) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs, partially offset by the favorable impact of foreign currencies. We continue to monitor the impact of inflationary pressures on our operating results, particularly on our manufacturing costs, and we expect higher year over year manufacturing variances for the remainder of 2022 as a result of inflation.
Cost of goods sold as a percentage of Product sales was 39.2% and 37.9% for the three months ended March 31, 2022 and 2021, respectively, an increase of 1.3%, primarily attributable to: (i) higher manufacturing variances and (ii) year-over-year changes in product mix.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs.
SG&A expenses were $343 million and $318 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $25 million or 8%. The increase was primarily attributable to: (i) higher selling, advertising and promotion expenses and (ii) higher compensation expenses partially offset by the favorable impact of foreign currencies.
We expect to incur higher SG&A costs going forward as a standalone entity due to dis-synergies that result from the separation.
Research and Development Expenses
Included in R&D are costs related to our product development and quality assurance programs. Expenses related to product development include: employee compensation costs; overhead and occupancy costs; depreciation of research and development facilities and equipment; clinical trial costs; clinical manufacturing and scale-up costs; and other third-party development costs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards and include: employee compensation costs; overhead and occupancy costs; amortization of software; and other third-party costs.
R&D expenses were $77 million and $67 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $10 million, or 15%. R&D expenses as a percentage of Product sales were approximately 9% and 8% for the three months ended March 31, 2022 and 2021, respectively.
In 2020, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused, as most trial sites were not able to accept new patients due to government-mandated shutdowns in response to the COVID-19 pandemic. During our third quarter of 2020, many of these trial sites began to reopen and the pace of new patient enrollments increased heading into 2021. During 2021 these activities and related R&D spend gradually increased until they approached a normalized spend rate toward the end of the year. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials has not had a material impact on our operating results; however, a resurgence of the virus could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.
While we are not currently conducting clinical trials in Russia, Belarus or Ukraine, certain planned trials in Russia and any future trials in this region will need to be postponed and/or relocated; however, we do not anticipate that the impact of this postponement or relocation will have a material impact to any of our development programs or pipeline products.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.

Amortization of Intangible assets was $65 million and $76 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $11 million primarily due to fully amortized intangible assets no longer being amortized in 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q for further details related to the Amortization of intangible assets.
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and interest due on a promissory note to BHC.
Interest expense was $20 million and $0 for the three months ended March 31, 2022 and 2021, respectively, an increase of $20 million.
On January 1, 2022, in anticipation of the Separation, Bausch + Lomb issued a $2,200 million promissory note to BHC (the “BHC Purchase Debt”) in conjunction with a legal reorganization. Included in Interest expense for the three months ended March 31, 2022 was $20 million of interest attributed to the BHC Purchase Debt. The BHC Purchase Debt was repaid in full on May 10, 2022. See Note 19, “SUBSEQUENT EVENTS” to our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q for further details.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany loans and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $5 million and $8 million for the three months ended March 31, 2022 and 2021, respectively.
Income Taxes
Provision for income taxes were $6 million and $47 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $41 million. The decrease in income taxes was primarily related to: (i) the decrease in Income before provision for income taxes, as previously discussed and (ii) discrete tax effects of internal restructurings in 2021 and changes in uncertain tax positions in 2022.
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q for further details.
Reportable Segment Revenues and Profits
The following is a brief description of Bausch + Lomb’s segments:
•The Vision Care segment consists of: (i) sales of contact lenses that span the spectrum of wearing modalities, including daily disposable and frequently replaced contact lenses and (ii) sales of contact lens care products and OTC eye drops, eye vitamins and mineral supplements that address various conditions including eye allergies, conjunctivitis and dry eye.
•The Ophthalmic Pharmaceuticals segment consists of sales of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and the treatment of a number of eye conditions such as glaucoma, ocular hypertension and retinal diseases and contact lenses that are indicated for therapeutic use and can also provide optical correction during healing if required.
•The Surgical segment consists of sales of tools and technologies for the treatment of cataracts, and vitreous and retinal eye conditions and includes intraocular lenses and delivery systems, phacoemulsification equipment and other surgical instruments and devices.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 17, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q for a reconciliation of segment profit to Income before provision for income taxes.

The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for three months ended 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for three months ended 2022 and 2021.

	Three Months Ended March 31,
	2022		2021		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$560	63%	$556	63%	$4	1%
Ophthalmic Pharmaceuticals	155	17%	163	19%	(8)	(5)%
Surgical	174	20%	162	18%	12	7%
Total revenues	$889	100%	$881	100%	$8	1%

Segment Profits / Segment Profit Margins
Vision Care	$159	28%	$165	30%	$(6)	(4)%
Ophthalmic Pharmaceuticals	40	26%	56	34%	(16)	(29)%
Surgical	15	9%	16	10%	(1)	(6)%
Total segment profits	$214	24%	$237	27%	$(23)	(10)%
Organic Revenues and Organic Growth Rates (non-GAAP)
Organic growth, a non-GAAP measure, is defined as a change on a period-over-period basis in revenues on a constant currency basis (if applicable) excluding the impact of recent acquisitions, divestitures and discontinuations. Organic revenue growth (non-GAAP) is growth in Revenue (its most directly comparable GAAP financial measure), adjusted for certain items, of businesses that have been owned for one or more years. Organic revenue (non-GAAP) is impacted by changes in product volumes and price. The price component is made up of two key drivers: (i) changes in product gross selling price and (ii) changes in sales deductions. The Company uses organic revenue (non-GAAP) and organic revenue growth (non-GAAP) to assess performance of its reportable segments, and the Company in total, without the impact of foreign currency exchange fluctuations and recent acquisitions, divestitures and product discontinuations. The Company believes that such measures are useful to investors as they provide a supplemental period-to-period comparison.
Organic revenue growth (non-GAAP) reflects adjustments for: (i) the impact of period-over-period changes in foreign currency exchange rates on revenues and (ii) the revenues associated with acquisitions, divestitures and discontinuations of businesses divested and/or discontinued. These adjustments are determined as follows:
Foreign currency exchange rates: Although changes in foreign currency exchange rates are part of our business, they are not within management’s control. Changes in foreign currency exchange rates, however, can mask positive or negative trends in the underlying business performance. The impact for changes in foreign currency exchange rates is determined as the difference in the current period reported revenues at their current period currency exchange rates and the current period reported revenues revalued using the monthly average currency exchange rates during the comparable prior period.
Acquisitions, divestitures and discontinuations: In order to present period-over-period organic revenues (non-GAAP) on a comparable basis, revenues associated with acquisitions, divestitures and discontinuations are adjusted to include only revenues from those businesses and assets owned during both periods. Accordingly, organic revenue growth (non-GAAP) excludes from the current period all revenues attributable to each acquisition for the twelve months subsequent to the day of acquisition, as there are no revenues from those businesses and assets included in the comparable prior period. Organic revenue growth (non-GAAP) excludes from the prior period (but not the current period), all revenues attributable to each divestiture and discontinuance during the twelve months prior to the day of divestiture or discontinuance, as there are no revenues from those businesses and assets included in the comparable current period.
Non-GAAP financial measures and non-GAAP ratios are not prepared in accordance with GAAP nor do they have any standardized meaning under GAAP. In addition, other companies may use similarly titled non-GAAP financial measures and ratios that are calculated differently from the way we calculate such measures and ratios. Accordingly, the Company’s non-GAAP financial measures and ratios may not be comparable to such similarly titled non-GAAP financial measures and ratios used by other companies.

The following table presents a reconciliation of Revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for 2022 and 2021.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Vision Care	$560	$19	$579	$556	$—	$556	$23	4%
Ophthalmic Pharmaceuticals	155	4	159	163	—	163	(4)	(3)%
Surgical	174	6	180	162	(3)	159	21	13%
Total	$889	$29	$918	$881	$(3)	$878	$40	5%
Vision Care Segment:
Vision Care Segment Revenue
The Vision Care segment revenue was $560 million and $556 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $4 million, or 1%. The increase was driven by: (i) an increase in volumes of $17 million, primarily due to increased demand for Lumify®, Biotrue® and PreserVision® within our consumer eye care business in the U.S., partially offset by a decrease in volume in our international contact lens business, primarily driven by the impact of the COVID-19 pandemic in China and (ii) an increase in net pricing of $6 million. The increases were partially offset by the unfavorable impact of foreign currencies of $19 million, primarily in Europe and Asia.
Vision Care Segment Profit
The Vision Care segment profit was $159 million and $165 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $6 million, or 4%. The decrease was primarily driven by: (i) higher SG&A expenses, (ii) the unfavorable impact of foreign currencies and (iii) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs. These decreases were partially offset by the increase in volumes, as previously discussed.
Ophthalmic Pharmaceuticals Segment:
Ophthalmic Pharmaceuticals Segment Revenue
The Ophthalmic Pharmaceuticals segment revenue was $155 million and $163 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $8 million, or 5%. The decrease was driven by: (i) a decrease in net realized pricing of $15 million due to higher sales deductions in the U.S. and (ii) the unfavorable impact of foreign currencies of $4 million, partially offset by an increase in volume of $11 million, primarily internationally.
Ophthalmic Pharmaceuticals Segment Profit
The Ophthalmic Pharmaceuticals segment profit was $40 million and $56 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $16 million, or 29%. The decrease was primarily driven by the decrease in net realized pricing, as previously discussed.
Surgical Segment:
Surgical Segment Revenue
The Surgical segment revenue was $174 million and $162 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $12 million, or 7%. The increase was driven by: (i) an increase in volume of $19 million, primarily due to increased demand of consumables and intraocular lenses and (ii) an increase in net realized pricing of $2 million, partially offset by: (i) the unfavorable effect of foreign currencies of $6 million and (ii) the impact of divestitures and discontinuations of $3 million, related to the discontinuation of certain products.
Surgical Segment Profit
The Surgical segment profit was $15 million and $16 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $1 million, or 6%. The decrease was primarily driven by: (i) higher SG&A expenses and (ii) the unfavorable impact of foreign currencies. These decreases were partially offset by the increase in volumes, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Net cash provided by operating activities	3	188	(185)
Net cash used in investing activities	(41)	(48)	7
Net cash provided by (used in) financing activities	52	(114)	166
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	(7)	6
Net increase in cash and cash equivalents and restricted cash	13	19	(6)
Cash and cash equivalents and restricted cash, beginning of period	177	238	(61)
Cash and cash equivalents and restricted cash, end of period	$190	$257	$(67)
Operating Activities
Net cash provided by operating activities was $3 million and $188 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $185 million. The decrease is primarily attributable to: (i) an increase in deferred income tax assets for the three months ended March 31, 2022, (ii) the timing of the settlement of certain intercompany balances between Bausch + Lomb and BHC, (iii) the timing of payments in the ordinary course of business and (iv) the decrease in our operating results, as previously discussed.
Investing Activities
Net cash used in investing activities was $41 million and $48 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $7 million and was primarily driven by: (i) a decrease in Purchases of property, plant and equipment and (ii) an increase in Proceeds from sale of marketable securities.
Financing Activities
Net cash provided by financing activities was $52 million for the three months ended March 31, 2022 compared to net cash used in financing activities of $114 million for the three months ended March 31 2021, an increase of $166 million. The increase is attributable to intercompany transactions between Bausch + Lomb and our parent company, BHC. These intercompany transactions include: (i) Net borrowings under BHC pooled financing arrangements of $31 million and $0 for the three months ended March 31, 2022 and 2021, respectively, and (ii) Net transfers from BHC of $21 million for the three months ended March 31, 2022 as compared to Net transfers to BHC of $114 million for the three months ended March 31, 2021. For further details regarding Net transfers to BHC, see Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q.
Liquidity and Debt
Future Sources of Liquidity
Through the date of the closing of the B+L IPO, May 10, 2022, we participated in BHC’s cash management arrangements, and generally all of our excess cash was transferred to BHC periodically. Cash disbursements for operations and/or investing activities were funded as needed by BHC. Cash and cash equivalents and Restricted cash as presented in our Combined Financial Statements for the year ended December 31, 2021, which are included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022 and in our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q are amounts recorded on legal entities dedicated to Bausch + Lomb.
On May 10, 2022, in connection with the B+L IPO and in order to properly capitalize our business, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”) providing for term loans of $2,500 million with a five-year term to maturity (the “Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility” or such financing, the “Debt Financing”). As of June 8, 2022, the Revolving Credit Facility remains undrawn. The Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loans are denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars.
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as available from the Credit Facilities, and issuances of other long-term debt, additional equity and equity-linked securities not anticipated as of the date of this filing. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.
Currently, we are a restricted subsidiary under the BHC Credit Agreement and BHC Indentures, under which BHC had an aggregate amount of $19,962 million in outstanding indebtedness as of May 10, 2022 (which excludes amounts under our Credit Facilities). Although neither we nor our subsidiaries are guarantors of such debt, our status as a restricted subsidiary means that our ability to take certain actions, including the incurrence of debt, will be restricted by the terms of the BHC Credit Agreement and BHC Indentures. We will remain a restricted subsidiary until BHC designates us as “unrestricted”, which is expected to occur at or prior to the distribution anticipated under the proposed Separation. See “Risk Factors—Risks Relating to the Separation—We expect that we will initially remain a restricted subsidiary under certain of the BHC Credit Agreement and BHC Indentures upon completion of the B+L IPO and will be subject to various covenants under these facilities and indentures, which may adversely affect our operations” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
The global financial markets recently have undergone and may continue to experience significant volatility and disruption. The timing and sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions may arise. As markets change, there can be no assurance that the challenging economic environment or a further economic downturn would not impact our liquidity or our ability to obtain future financing.
We will regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may from time to time enter into new financing arrangements, refinance the Credit Facilities or repurchase debt, or issue additional equity and equity-linked securities.
Description of Credit Facilities
Borrowings under the Revolving Credit Facility in (i) U.S. dollars bear interest at a rate per annum equal to, at our option, either (a) a term SOFR-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at our option, either (a) CDOR or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to SONIA (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long term indebtedness for borrowed money receives an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the term loan facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s debt rating. In addition, we are required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the revolving credit facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. We are also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the revolving credit facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees. As of the date of this filing, June 8, 2022, the Revolving Credit Facility remains undrawn.
Borrowings under the term loan facility bear interest at a rate per annum equal to, at our option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
Subject to certain exceptions and customary baskets set forth in the Credit Agreement, the Company is required to make mandatory prepayments of the loans under the Term Facility under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the Term Facility is 1.00% per annum and the first installment is payable on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. Provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
Credit Ratings
As of the date of this filing, June 8, 2022, the credit ratings and outlook from Moody’s, Standard & Poor’s (“S&P”) and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Outlook
Moody’s		Ba2	Positive
Standard & Poor’s	B	B	Developing
Fitch	BB-	BB+	Positive
In April 2022, S&P initially assigned Bausch + Lomb a B+ corporate rating and a B+ senior secured rating. On May 31, 2022, S&P lowered these ratings one notch to a B corporate rating and a B senior secured rating simultaneously with its downgrade of the corporate rating and senior secured rating of our parent company BHC. As previously discussed, Bausch + Lomb is a restricted subsidiary under the BHC Credit Agreement and BHC Indenture and we will remain a restricted subsidiary until BHC designates us as “unrestricted”, which is expected to occur at or prior to the distribution anticipated under the proposed Separation. We expect S&P to cap Bausch + Lomb’s credit ratings to that of BHC, until BHC designates us as “unrestricted”.
Any downgrade in our corporate credit ratings or seniors secured ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
Other Future Cash Requirements
Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring and integration, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We are considering further acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements, as of the date of this filing, June 8, 2022, we expect our primary cash requirements (excluding the repayments to BHC related to the BHC Purchase Debt and capital return as discussed below) for the period April 1, 2022 through December 31, 2022 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $88 million and mandatory debt amortization payments of $13 million for the period April 1, 2022 through December 31, 2022 under our Term Facility and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs;
•Capital expenditures—We expect to make payments of approximately $183 million for property, plant and equipment for the period April 1, 2022 through December 31, 2022;
•Contingent consideration payments—We expect to make contingent consideration and other development/approval/sales-based milestone payments of approximately $10 million for the period April 1, 2022 through December 31, 2022; and
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $9 million for the period April 1, 2022 through December 31, 2022. See Note 10, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our Combined Financial Statements for the year ended December 31, 2021, which were included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
Repayment of BHC Purchase Debt and Capital Return
As discussed in detail in Note 19, “SUBSEQUENT EVENTS” to our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q, on May 10, 2022, in connection with the B+L IPO, Bausch + Lomb, using the proceeds from the Term Facility of approximately $2,500 million of principal indebtedness and cash on hand: (i) repaid approximately $2,200 million of BHC Purchase Debt, (ii) made

$229 million of net distributions to our parent, BHC and affiliates and (iii) paid approximately $47 million of interest on the BHC Purchased Debt. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. We did not receive any proceeds from the sale of the common shares in the B+L IPO. The net proceeds from the B+L IPO were received by the Selling Shareholder.
Restructuring, Integration and Separation Costs
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs primarily consist of costs associated with the implementation of cost savings programs to streamline operations and eliminate redundant processes and expenses. The expenses associated with the implementation of these cost savings programs include expenses associated with: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. Although a specific plan does not exist at this time, we may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
In connection with the Separation, we have incurred and will continue to incur additional costs associated with activities taken to: (i) separate the Bausch + Lomb business from the remainder of BHC and (ii) register the Bausch + Lomb business as an independent publicly traded entity and these costs could be material. During 2022 and until the proposed Separation is completed, if completed, in addition to amounts paid for internal costs incurred in preparing for the separation of Bausch + Lomb from the remainder of BHC we anticipate making cash payments for third-party costs. These third-party costs include amounts for, but not limited to; legal, consulting, accounting, IT infrastructure and certain other administrative services. While we have begun executing on our plan for the Separation, these payments cannot be reasonably estimated at this time and could be material.
Further, in connection with the Separation, we continue to evaluate opportunities to improve our operating results and may initiate cost savings programs to streamline our operations and eliminate redundant processes and expenses. These cost savings programs may include, but are not limited to: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. The expenses associated with the implementation of these cost savings programs could be material and may impact our cash flows.
Future Litigation
In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 16, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q for further details of these matters. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.
Future Licensing Payments
In the ordinary course of business, we may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products primarily in the U.S. and Canada. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 19, “COMMITMENTS AND CONTINGENCIES” to our Combined Financial Statements for the year ended December 31, 2021, which were included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
OUTSTANDING SHARE DATA
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating Basic and diluted income per share attributable to Bausch + Lomb Corporation.
The registration statement related to the B+L IPO was declared effective on May 5, 2022, and our common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, the Selling Shareholder sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount), pursuant to the Bausch + Lomb prospectuses. On May 31, 2022, the underwriters of the B+L IPO partially exercised the over-allotment option granted to them by the Selling Shareholder, and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). Upon the closing of the B+L IPO (after giving effect to the partial exercise of the over-allotment option), BHC directly or indirectly holds 310,449,643 Bausch + Lomb common shares, which represents approximately 88.7% of our common shares.

At June 3, 2022, we had 350,000,000 issued and outstanding common shares. In addition, as of June 3, 2022, we had outstanding approximately 6,400,000 stock options and 3,200,000 time-based restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the Combined Financial Statements for the year ended December 31, 2021 included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, except for: estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic had on the Company’s operations and cash flows as discussed in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q.
NEW ACCOUNTING STANDARDS
None.
FORWARD-LOOKING STATEMENTS
Caution regarding forward-looking information and statements and “Safe-Harbor” statements under the U.S. Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws:
To the extent any statements made in this Form 10-Q contain information that is not historical, these statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “forward-looking statements”).
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement (the “Credit Agreement”) and, during the period in which we remain a restricted subsidiary thereunder, the credit agreement of Bausch Health Companies Inc. (the “BHC Credit Agreement”) and the senior notes indentures of Bausch Health Companies Inc. (the “BHC Indentures”); the impact of our distribution, fulfillment and other third-party arrangements; proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company and, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition and the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts; and the anticipated separation from BHC, including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue,” “will,” “may,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “forecast,” “seek,” “strive,” “ongoing,” “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:

•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the emergence of variants and sub-variants of COVID-19 (including, but not limited to, the recent resurgence of COVID-19 cases in China) and any resulting reinstitution of lockdowns or other restrictions, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants and sub-variants), COVID-19 vaccine immunization rates, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on us, including but not limited to our supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•the challenges the Company faces as a result of the closing of its recent initial public offering (the “IPO”), including the challenges and difficulties associated with managing an independent, complex business, the transitional services being provided by and to BHC, any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in BHC and/or because they also serve as directors of BHC;
•our status as a controlled company, and the possibility that BHC’s interest may conflict with our interests and the interests of our other shareholders;
•the impact on our business of remaining a restricted subsidiary for a period of time following the IPO under the BHC Credit Agreement and the BHC Indentures, which may adversely affect our operations;
•the risks and uncertainties associated with the proposed separation from BHC, which include, but are not limited to, the expected benefits and costs of the separation transaction, the expected timing of completion of the separation transaction and its terms (including the expectation that the separation transaction will be completed following the expiry of customary lock-ups related to the IPO and achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals), the ability to complete the separation transaction considering the various conditions to the completion of the separation transaction (some of which are outside the Company’s control, including conditions related to regulatory matters and a possible shareholder vote, if applicable), the impact of any potential sales of our common shares by BHC subject to expiring of customary lock-ups, that market or other conditions are no longer favorable to completing the transaction, that any regulatory or other approval (if required) is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the separation transaction, diversion of management time on separation transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the separation transaction, the qualification of the separation transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the separation transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the separation transaction, the potential dissynergy costs resulting from the separation transaction, the impact of the separation transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any separation will occur at all, or that any such transaction will occur on the timelines anticipated by the Company and BHC;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the IPO and the proposed separation from BHC and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•pricing decisions that we may in the future elect to implement at the direction of any patient access and pricing committee we may form or otherwise;
•legislative or policy efforts, including those that may be introduced and passed by the U.S. Congress, designed to reduce patient out-of-pocket costs for medicines and other products, which could result in new mandatory rebates and discounts or other pricing restrictions, controls or regulations (including mandatory price reductions);
•ongoing oversight and review of our products and facilities by regulatory and governmental agencies, including periodic audits by the U.S. Food and Drug Administration (the “FDA”) and equivalent agencies outside of the United States and the results thereof;
•actions by the FDA or other regulatory authorities with respect to our products or facilities;
•compliance with the legal and regulatory requirements of our marketed products;
•our ability to comply with the financial and other covenants contained in our Credit Agreement and other current or future debt agreements and, during the period in which we are a restricted subsidiary thereunder, those covenants contained in the BHC Credit Agreement and BHC Indentures, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the revolving credit facility under our Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any downgrade by rating agencies in our credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•the uncertainties associated with the acquisition and launch of new products, assets and businesses, including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
•our ability or inability to extend the profitable life of our products, including through line extensions and other life-cycle programs;
•our ability to retain, motivate and recruit executives and other key employees;
•our ability to implement effective succession planning for our executives and key employees;
•factors impacting our ability to achieve anticipated revenues for our products, including changes in anticipated marketing spend on such products and launch of competing products;
•factors impacting our ability to achieve anticipated market acceptance for our products, including the pricing, of such products, effectiveness of promotional efforts, reputation of our products and launch of competing products;
•our ability to compete against companies that are larger and have greater financial, technical and human resources than we do, as well as other competitive factors, such as technological advances achieved, patents obtained and new products introduced by our competitors;
•the extent to which our products are reimbursed by government authorities, pharmacy benefit managers (“PBMs”) and other third-party payors; the impact our distribution, pricing and other practices may have on the decisions of such government authorities, PBMs and other third-party payors to reimburse our products; and the impact of obtaining or maintaining such reimbursement on the price and sales of our products;
•the inclusion of our products on formularies or our ability to achieve favorable formulary status, as well as the impact on the price and sales of our products in connection therewith;
•the consolidation of wholesalers, retail drug chains and other customer groups and the impact of such industry consolidation on our business;
•our ability to maintain strong relationships with physicians and other healthcare professionals;
•our eligibility for benefits under tax treaties and the continued availability of low effective tax rates for the business profits of certain of our subsidiaries;
•the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting, including the global minimum corporate tax rate, by the countries in which we operate;
•the actions of our third-party partners or service providers of research, development, manufacturing, marketing, distribution or other services, including their compliance with applicable laws and contracts, which actions may be beyond our control or influence, and the impact of such actions on us;
•the risks associated with the international scope of our operations, including our presence in emerging markets and the challenges we face when entering and operating in new and different geographic markets (including the challenges created by new and different regulatory regimes in such countries and the need to comply with applicable anti-bribery and economic sanctions, laws and regulations);
•adverse global economic conditions and credit markets and foreign currency exchange uncertainty and volatility in certain of the countries in which we do business;
•the impact of the United States-Mexico-Canada Agreement (“USMCA”) and any potential changes to other trade agreements;
•the trade conflict between the United States and China;

•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the US, Canada and other countries against governmental and other entities and individuals in or associated with Russia, Belarus and parts of Ukraine;
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;
•the introduction of generic, biosimilar or other competitors of our branded products and other products, including the introduction of products that compete against our products that do not have patent or data exclusivity rights;
•the expense, timing and outcome of pending or future legal and governmental proceedings, arbitrations, investigations, subpoenas, tax and other regulatory audits, examinations, reviews and regulatory proceedings against us or relating to us and settlements thereof;
•our ability to obtain components, raw materials or finished products supplied by third parties (some of which may be single-sourced) and other manufacturing and related supply difficulties, interruptions and delays;
•the disruption of delivery of our products and the routine flow of manufactured goods;
•economic factors over which we have no control, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
•interest rate risks associated with our floating rate debt borrowings;
•our ability to effectively distribute our products and the effectiveness and success of our distribution arrangements;
•our ability to effectively promote our own products and those of our co-promotion partners;
•our ability to secure and maintain third-party research, development, manufacturing, licensing, marketing or distribution arrangements;
•the risk that our products could cause, or be alleged to cause, personal injury and adverse effects, leading to potential lawsuits, product liability claims and damages and/or recalls or withdrawals of products from the market;
•the mandatory or voluntary recall or withdrawal of our products from the market and the costs associated therewith;
•the availability of, and our ability to obtain and maintain, adequate insurance coverage and/or our ability to cover or insure against the total amount of the claims and liabilities we face, whether through third-party insurance or self-insurance;
•our indemnity agreements, which may result in an obligation to indemnify or reimburse the relevant counterparty, which amounts may be material;
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada, the European Medicines Agency (“EMA”) and similar agencies in other countries, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
•the results of continuing safety and efficacy studies by industry and government agencies;
•the success of preclinical and clinical trials for our drug development pipeline or delays in clinical trials that adversely impact the timely commercialization of our pipeline products, as well as other factors impacting the commercial success of our products, which could lead to material impairment charges;
•uncertainties around the successful improvement and modification of our existing products and development of new products, which may require significant expenditures and efforts;
•the results of management reviews of our research and development portfolio (including following the receipt of clinical results or feedback from the FDA or other regulatory authorities), which could result in terminations of specific projects which, in turn, could lead to material impairment charges;
•the seasonality of sales of certain of our products;
•declines in the pricing and sales volume of certain of our products that are distributed or marketed by third parties, over which we have no or limited control;
•compliance by us or our third-party partners and service providers (over whom we may have limited influence), or the failure by us or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-bribery laws

(including the U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;
•the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;
•the impact of any changes in or reforms to the legislation, laws, rules, regulation and guidance that apply to us and our businesses and products or the enactment of any new or proposed legislation, laws, rules, regulations or guidance that will impact or apply to us or our businesses or products;
•the impact of changes in federal laws and policy that may be undertaken under the Biden administration;
•illegal distribution or sale of counterfeit versions of our products;
•interruptions, breakdowns or breaches in our information technology systems; and
•the risks under the section entitled “Risk Factors” in our final prospectus as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 5, 2022 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Act”) relating to our Registration Statement on Form S-1, and our supplemented PREP prospectus as filed with the CSA (as defined below) on May 5, 2022 and risks detailed from time to time in our other filings with the SEC and the Canadian Securities Administrators (the “CSA”), as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to our Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, under the section entitled “Risk Factors” and in the Company’s other filings with the SEC and CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our business and financial results are affected by fluctuations in world financial markets, including the impacts of foreign currency exchange rate and interest rate movements. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We may use derivative financial instruments from time to time as a risk management tool and not for trading or speculative purposes.
Foreign Currency Risk
In the year ended December 31, 2021, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars. We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan and Japanese yen. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. The strengthening of the U.S. dollar in 2022 has and may continue to adversely impact our results of operations. The dollar has strengthened to date in 2022. As of December 31, 2021, a 1% change in foreign currency exchange rates would have impacted our shareholder’s equity by approximately $30 million.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act or under other applicable U.S. or Canadian securities laws or stock exchange rules is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in legal proceedings from time to time in the ordinary course of our business. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of any known legal proceeding will have a material adverse effect on our financial position, liquidity or results of operations. However, there can be no assurance that the outcome of any such legal proceeding will be favorable, and adverse results in certain of these legal proceedings could have a material adverse effect on our financial position, results of operations in any one reporting period, or liquidity.
For additional information, see Note 16, “LEGAL PROCEEDINGS” of notes to the unaudited interim Condensed Consolidated Financial Statements for the three months ended March 31, 2022 appearing elsewhere in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sale of Unregistered Securities
During the three months ended March 31, 2022, we issued shares to BHC in connection with the Separation and to facilitate the B+L IPO pursuant to the exemption from registration in Section 4(a)(2) of the Act because the offer and issuance of the shares did not involve a public offering. There were no other unregistered sales of equity securities by the Company during the three months ended March 31, 2022.
Use of Proceeds
As set forth in the section captioned “Use of Proceeds” in our final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act, relating to the Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, Bausch + Lomb did not receive any proceeds from the sale of common shares in the B+L IPO and upon the partial exercise of the over-allotment option granted to them by the Selling Shareholder, on May 31, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

None.
Item 6. Exhibits

3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1
Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †#

10.2
Amendment to Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 10.1.1 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.3
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. †#

10.4
Transition Services Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.3 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †#

10.5
Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.4 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †#

10.6
Amendment to Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 10.4.1 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.7
Registration Rights Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.5 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. #

10.8
Employee Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.6 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †

10.9
Intellectual Property Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.7 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †#

10.10
Real Estate Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.8 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †#

10.11
Loan Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of January 1, 2022, originally filed as Exhibit 10.10 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. †

10.12
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph Papa dated as of January 3, 2022, originally filed as Exhibit 10.18 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.13
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Sam A. Eldessouky dated as of January 3, 2022, originally filed as Exhibit 10.19 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.14
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Christina M. Ackermann dated as of January 3, 2022, originally filed as Exhibit 10.20 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.15
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph F. Gordon dated as of January 3, 2022, originally filed as Exhibit 10.21 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.16
Letter Agreement among Bausch + Lomb Corporation, Bausch Health Companies Inc. and Solta Medical Corporation dated as of March 30, 2022, originally filed as Exhibit 10.24 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.17
Director Appointment and Nomination Agreement between Bausch + Lomb Corporation and the Icahn Group dated as of April 28, 2022, originally filed as Exhibit 10.25 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.18
Credit Agreement, dated as of May 10, 2022, among Bausch + Lomb Corporation, certain subsidiaries of the Company as subsidiary guarantors, each of the financial institutions named therein as lenders and issuing banks, Citibank, N.A., as Revolving Facility Administrative Agent and Goldman Sachs Bank USA, as Term Facility Administrative Agent, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
# Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Bausch + Lomb Corporation if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch + Lomb Corporation (Registrant)

Date:	June 8, 2022	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	June 8, 2022	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1
Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †#

10.2
Amendment to Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 10.1.1 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.3
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. †#

10.4
Transition Services Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.3 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †#

10.5
Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.4 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †#

10.6
Amendment to Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 10.4.1 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.7
Registration Rights Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.5 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. #

10.8
Employee Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.6 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †

10.9
Intellectual Property Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.7 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †#

10.10
Real Estate Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of March 30, 2022, originally filed as Exhibit 10.8 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on March 30, 2022, which is incorporated by reference herein. †#

10.11
Loan Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of January 1, 2022, originally filed as Exhibit 10.10 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. †

10.12
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph Papa dated as of January 3, 2022, originally filed as Exhibit 10.18 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.13
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Sam A. Eldessouky dated as of January 3, 2022, originally filed as Exhibit 10.19 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.14
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Christina M. Ackermann dated as of January 3, 2022, originally filed as Exhibit 10.20 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.15
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph F. Gordon dated as of January 3, 2022, originally filed as Exhibit 10.21 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.16
Letter Agreement among Bausch + Lomb Corporation, Bausch Health Companies Inc. and Solta Medical Corporation dated as of March 30, 2022, originally filed as Exhibit 10.24 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.17
Director Appointment and Nomination Agreement between Bausch + Lomb Corporation and the Icahn Group dated as of April 28, 2022, originally filed as Exhibit 10.25 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.18
Credit Agreement, dated as of May 10, 2022, among Bausch + Lomb Corporation, certain subsidiaries of the Company as subsidiary guarantors, each of the financial institutions named therein as lenders and issuing banks, Citibank, N.A., as Revolving Facility Administrative Agent and Goldman Sachs Bank USA, as Term Facility Administrative Agent, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
# Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Bausch + Lomb Corporation if publicly disclosed.