Form 10-Q
period 2022-06-30
Bausch & Lomb Corp
filed 2022-08-04
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common shares, no par value — 350,000,000 shares outstanding as of August 1, 2022.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2022.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement (the “Credit Agreement”) and, during the period in which we remain a restricted subsidiary thereunder, the credit agreement of Bausch Health Companies Inc. (the “BHC Credit Agreement”) and the senior notes indentures of Bausch Health Companies Inc. (the “BHC Indentures”); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company and, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition and the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue,” “will,” “may,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “forecast,” “seek,” “strive,” “ongoing,” “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the emergence of variants and sub-variants of COVID-19 (including, but not limited to, the resurgence of COVID-19 cases in China and other countries) and any resulting reinstitution of lockdowns or other restrictions, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants and sub-variants), COVID-19 vaccine immunization rates, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on us, including but not limited to our supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•the challenges the Company faces as a result of the closing of its recent initial public offering (the “B+L IPO”), including the challenges and difficulties associated with managing an independent, complex business, the transitional services being provided by and to BHC, any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in BHC and/or because they also serve as directors of BHC;
•our status as a controlled company, and the possibility that BHC’s interest may conflict with our interests and the interests of our other shareholders;
•the impact on our business of remaining a restricted subsidiary for a period of time following the B+L IPO under the BHC Credit Agreement and the BHC Indentures, which may adversely affect our operations;
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the expiry of customary lock-ups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to market conditions and receipt of applicable shareholder and other necessary approvals), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC subject to expiring of customary lock-ups, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dissynergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines anticipated by the Company and BHC;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the proposed separation from BHC and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•pricing decisions that we have implemented or may in the future elect to implement at the direction of our recently established Pricing Committee or otherwise;
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

•any downgrade by rating agencies in our or BHC's credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
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
•our ability to retain, motivate and recruit executives and other key employees, including our ability to find a new Chief Executive Officer;
•our ability to implement effective succession planning for our executives and key employees;
•factors impacting our ability to achieve anticipated revenues for our products, including changes in anticipated marketing spend on such products and launch of competing products;
•factors impacting our ability to achieve anticipated market acceptance for our products, including the pricing of such products, effectiveness of promotional efforts, reputation of our products and launch of competing products;
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
•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the United States, Canada and other countries against governmental and other entities and individuals in or associated with Russia, Belarus and parts of Ukraine;

•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;
•the ability of BHC to enforce and defend against challenges to its intellectual property in connection with the filing by Norwich Pharmaceuticals Inc. ("Norwich") of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets and the Company's related lawsuit filed against Norwich in connection therewith and the impact of such matter on, among other things, our planned separation or spinoff transaction and the timing thereof;
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
•potential work stoppages, slowdowns or other labor problems at our facilities and the resulting impact on our manufacturing, distribution and other operations;
•economic factors over which we have no control, including changes in inflation as a result of changes in inflationary pressures and otherwise, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
•a potential recession and its impact on revenues, expenses and resulting margins;
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
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada, the European Medicines Agency (“EMA”) and similar agencies in other jurisdictions, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
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
v

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
•the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and any potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$437	$174
Restricted cash	9	3
Trade receivables, net (Note 4)	674	721
Inventories, net	606	572
Prepaid expenses and other current assets (Note 4)	275	165
Total current assets	2,001	1,635
Property, plant and equipment, net	1,243	1,225
Intangible assets, net	2,131	2,264
Goodwill	4,493	4,586
Deferred tax assets, net	912	933
Other non-current assets (Note 4)	222	180
Total assets	$11,002	$10,823
Liabilities
Current liabilities:
Accounts payable (Note 4)	$357	$239
Accrued and other current liabilities	891	860
Current portion of long-term debt	25	—
Total current liabilities	1,273	1,099
Deferred tax liabilities, net	10	24
Other non-current liabilities	331	298
Long-term debt	2,417	—
Total liabilities	4,031	1,421
Commitments and contingencies (Note 18)
Equity
Common shares, no par value, 350,000,000 shares authorized, issued and outstanding (Note 17)	—	—
Additional paid-in capital	8,088	—
Accumulated earnings	25	—
BHC investment	—	10,364
Accumulated other comprehensive loss	(1,217)	(1,035)
Total Bausch + Lomb Corporation shareholders’ equity	6,896	9,329
Noncontrolling interest	75	73
Total equity	6,971	9,402
Total liabilities and equity	$11,002	$10,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product sales	$935	$928	$1,818	$1,802
Other revenues	6	6	12	13
	941	934	1,830	1,815
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	377	364	723	695
Cost of other revenues	2	3	4	5
Selling, general and administrative (Note 4)	368	358	711	676
Research and development (Note 4)	75	71	152	138
Amortization of intangible assets	64	77	129	153
Other (income) expense, net	(1)	3	1	5
	885	876	1,720	1,672
Operating income	56	58	110	143
Interest income	1	—	1	—
Interest expense (Note 4)	(44)	—	(64)	—
Foreign exchange and other	14	9	9	1
Income before provision for income taxes	27	67	56	144
Provision for income taxes	(20)	(21)	(26)	(68)
Net income	7	46	30	76
Net income attributable to noncontrolling interest	(2)	(2)	(5)	(5)
Net income attributable to Bausch + Lomb Corporation	$5	$44	$25	$71

Basic and diluted income per share attributable to Bausch + Lomb Corporation	$0.01	$0.13	$0.07	$0.20

Basic and diluted weighted-average common shares	350	350	350	350
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$7	$46	$30	$76
Other comprehensive (loss) income
Foreign currency translation adjustment	(122)	41	(182)	(65)
Pension and postretirement benefit plan adjustments, net of income taxes	1	(1)	(3)	6
Other comprehensive (loss) income	(121)	40	(185)	(59)
Comprehensive (loss) income	(114)	86	(155)	17
Comprehensive income attributable to noncontrolling interest	1	(3)	(2)	(6)
Comprehensive (loss) income attributable to Bausch + Lomb Corporation	$(113)	$83	$(157)	$11
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			BHC Investment	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended June 30, 2022
Balances, April 1, 2022	350	$—	$—	$8,219	$20	$(1,099)	$7,140	$76	$7,216
Net distributions to BHC and affiliates (Note 4)	—	—	—	(142)	—	—	(142)	—	(142)
Share-based compensation	—	—	—	11	—	—	11	—	11
Net income	—	—	—	—	5	—	5	2	7
Other comprehensive loss	—	—	—	—	—	(118)	(118)	(3)	(121)
Balances, June 30, 2022	350	$—	$—	$8,088	$25	$(1,217)	$6,896	$75	$6,971

	Three Months Ended June 30, 2021
Balances, April 1, 2021	—	$—	$10,749	$—	$—	$(988)	$9,761	$73	$9,834
Net decrease in BHC investment	—	—	(169)	—	—	—	(169)	—	(169)
Net income	—	—	44	—	—	—	44	2	46
Other comprehensive income	—	—	—	—	—	39	39	1	40
Balances, June 30, 2021	—	$—	$10,624	$—	$—	$(949)	$9,675	$76	$9,751

	Six Months Ended June 30, 2022
Balances, January 1, 2022	—	$—	$10,364	$—	$—	$(1,035)	$9,329	$73	$9,402
Issuance of common shares (Note 17)	350	—	(8,164)	8,164	—	—	—	—	—
Issuance of BHC Purchase Debt (Note 4)	—	—	(2,200)	—	—	—	(2,200)		(2,200)
Net distributions to BHC and affiliates (Note 4)	—	—	—	(87)	—	—	(87)	—	(87)
Share-based compensation	—	—	—	11	—	—	11	—	11
Net income	—	—	—	—	25	—	25	5	30
Other comprehensive loss	—	—	—	—	—	(182)	(182)	(3)	(185)
Balances, June 30, 2022	350	$—	$—	$8,088	$25	$(1,217)	$6,896	$75	$6,971

	Six Months Ended June 30, 2021
Balances, January 1, 2021	—	$—	$10,807	$—	$—	$(889)	$9,918	$70	$9,988
Net decrease in BHC investment	—	—	(254)	—	—	—	(254)	—	(254)
Net income	—	—	71	—	—	—	71	5	76
Other comprehensive (loss) income	—	—	—	—	—	(60)	(60)	1	(59)
Balances, June 30, 2021	—	$—	$10,624	$—	$—	$(949)	$9,675	$76	$9,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$30	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	193	217
Amortization and write-off of debt premiums, discounts and issuance costs	2	—
Asset impairments	—	3
Allowances for losses on trade receivables and inventories	8	24
Deferred income taxes	(41)	20
Payments of accrued legal settlements	(3)	—
Share-based compensation	27	29
Foreign exchange loss	(6)	4
Other	(29)	(8)
Changes in operating assets and liabilities:
Trade receivables	(24)	(25)
Inventories	(74)	(32)
Prepaid expenses and other current assets	(2)	(20)
Accounts payable, accrued and other liabilities	78	150
Net cash provided by operating activities	159	438
Cash Flows From Investing Activities
Acquisition of intangible assets and other assets	—	1
Purchases of property, plant and equipment	(76)	(90)
Purchases of marketable securities	(14)	(12)
Proceeds from sale of marketable securities	14	8
Net cash used in investing activities	(76)	(93)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	2,440	—
Payments of financing costs	(3)	—
Net borrowings under BHC pooled financing arrangements (Note 4)	31	—
Net transfers to BHC (Note 4)	(2,271)	(297)
Net cash provided by (used in) financing activities	197	(297)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11)	(5)
Net increase in cash and cash equivalents and restricted cash	269	43
Cash and cash equivalents and restricted cash, beginning of period	177	238
Cash and cash equivalents and restricted cash, end of period	$446	$281

Non-cash Financing Activity
Issuance of BHC Purchase Debt (Note 4)	$2,200	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a subsidiary of Bausch Health Companies Inc. (“BHC”), and is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Ophthalmic Pharmaceuticals segment which consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables and instrumental tools and technologies for the treatment of corneal, cataracts, and vitreous and retinal eye conditions, and includes intraocular lenses and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. See Note 19, “SEGMENT INFORMATION” for additional information regarding these reportable segments.
Separation of Bausch + Lomb
On August 6, 2020, BHC announced its plan to separate Bausch + Lomb into an independent, publicly traded company, separate from the remainder of Bausch Health Companies Inc. (the “Separation”), commencing with an initial public offering of Bausch + Lomb's common shares (as further described below). Prior to January 1, 2022, Bausch + Lomb had nominal assets and liabilities. In connection with the B+L IPO (as defined below), BHC transferred to Bausch + Lomb, in a series of steps, all the entities, assets, liabilities and obligations that Bausch + Lomb held upon completion of the B+L IPO pursuant to a Master Separation Agreement (the “MSA”) with BHC.
The registration statement related to the initial public offering (the “IPO”) of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Bausch + Lomb also obtained a final receipt to its final Canadian base PREP prospectus on May 5, 2022. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. On May 10, 2022, a wholly owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share, pursuant to the Bausch + Lomb prospectuses. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO price less underwriting commissions. On May 31, 2022, the underwriters for the B+L IPO partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb at an offering price of $18.00 per share. The remainder of the over-allotment option granted to the underwriters expired. The Selling Shareholder received all net proceeds from the B+L IPO and the partial exercise of the over-allotment option by the underwriters. Upon the closing of the B+L IPO (after giving effect to the partial exercise of the over-allotment option), BHC directly or indirectly holds 310,449,643 Bausch + Lomb common shares, which represents approximately 88.7% of our common shares.
Bausch + Lomb understands that BHC expects to complete the full Separation of Bausch + Lomb, via a spinoff transaction of Bausch + Lomb from BHC, after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to market conditions and the receipt of applicable shareholder and other necessary approvals, and subject to the various risk factors relating to the separation approvals set forth in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to our Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, under the section entitled “Risk Factors.”.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
In connection with the B+L IPO, effective January 1, 2022, BHC transferred to Bausch + Lomb substantially all the entities, assets, liabilities and obligations related to the Bausch + Lomb business, such that the accompanying unaudited financial statements for all periods presented, including the historical results of the Company prior to January 1, 2022, are now referred to as “Condensed Consolidated Financial Statements”, and have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Prior to January 1, 2022, the Company’s combined financial statements were prepared on a combined basis and were derived from BHC’s historical consolidated financial statements.

On May 10, 2022, Bausch + Lomb became an independent publicly traded company. The unaudited Condensed Consolidated Financial Statements, for the periods ended after the B+L IPO, have been prepared using the Company’s accounting policies and reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods.
Prior to the B+L IPO, Bausch + Lomb had historically operated as part of BHC; therefore, separate financial statements were not historically prepared. The accompanying unaudited Condensed Consolidated Financial Statements for periods prior to the B+L IPO were prepared from BHC’s historical accounting records.
The unaudited financial statements for all periods presented, including the historical results of the Company prior to May 10, 2022 have been prepared by Bausch + Lomb in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations for reporting on Form 10-Q, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, certain information and disclosures required by U.S. GAAP for complete Consolidated Financial Statements are not included herein.
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
Prior to the B+L IPO, Bausch + Lomb relied on BHC’s corporate and other support functions. Therefore, certain corporate and shared costs for periods prior to the B+L IPO have been allocated to Bausch + Lomb, including expenses related to BHC support functions that are provided on a centralized basis, including expenses for executive oversight, treasury, accounting, legal, human resources, shared services, compliance, procurement, information technology and other corporate functions. The expenses associated with these services generally include all payroll and benefit costs, certain share-based compensation expenses related to BHC’s long-term incentive program for BHC employees who are providing corporate services to Bausch + Lomb, certain expenses associated with corporate insurance coverage and medical, pension, postretirement and other health plan costs for employees participating in BHC sponsored plans, as well as overhead costs related to the support functions. These expenses have been allocated to Bausch + Lomb using the same basis and methodologies used in preparing Bausch + Lomb’s audited Combined Financial Statements for the year ended December 31, 2021.
Following the B+L IPO, certain functions that BHC provided to Bausch + Lomb prior to the B+L IPO continue to be provided to Bausch + Lomb by BHC under a Transition Services Agreement (the “TSA”) or are performed using Bausch + Lomb’s own resources or third-party service providers. Bausch + Lomb has incurred certain costs in its establishment as a standalone public company, and expects additional ongoing costs associated with operating as an independent, publicly traded company. See Note 4, “RELATED PARTIES” for further information regarding agreements between B+L and BHC.
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
The extent to which these events may continue to impact Bausch + Lomb’s business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside Bausch + Lomb’s control. Such developments include the availability and effectiveness of vaccines for the COVID-19 virus, COVID-19 vaccine immunization rates, the ultimate geographic spread and duration of the pandemic, the extent and duration of a resurgence of the COVID-19 virus and subvariant and variant strains thereof, such as the delta and omicron variants, new information concerning the severity of the COVID-19 virus, the effectiveness and intensity of measures to contain the COVID-19 virus and the economic impact of the pandemic and the reactions to it. Such developments, among others, depending on their nature, duration and intensity, could have a significant adverse effect on Bausch + Lomb’s business, financial condition, cash flows and results of operations.
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

Out of Period Adjustments
During the preparation of the Condensed Consolidated Financial Statements for the three months ended March 31, 2022, management identified immaterial prior period accounting misstatements related to the income tax impact of unrealized gains and losses of Bausch + Lomb’s pension and postretirement benefit plan, which are included in Other comprehensive loss in the Condensed Consolidated Statement of Comprehensive Income and related to the impact of deferred taxes on the Condensed Consolidated Statement of Cash Flows. The misstatements resulted in an overstatement of Other comprehensive loss and of Net cash provided by operating activities of $6 million and an overstatement of Net cash used in financing activities of $6 million for the six months ended June 30, 2021 and in an understatement of $10 million of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet as of December 31, 2021. Bausch + Lomb recorded out of period corrections for the misstatements during the six months ended June 30, 2022, resulting in an out of period unrealized loss of $10 million, reflected in the Pension and postretirement benefit plan adjustments, net of income taxes caption of its Condensed Consolidated Statements of Comprehensive Loss. The out of period correction also resulted in a decrease in the Deferred income taxes caption and an offsetting increase in the Net Transfers to BHC caption of its Condensed Consolidated Statement of Cash Flows of $10 million for the six months ended June 30, 2022.
During the preparation of the Condensed Consolidated Financial Statements for the three months ended March 31, 2021, management identified immaterial prior period accounting misstatements related to the allocation of foreign exchange gains and losses reported in its financial statements. Bausch + Lomb recorded an out of period correction for the misstatements during the six months ended June 30, 2021, resulting in out of period expense of $6 million ($4 million, net of income taxes) included in Foreign exchange and other in its Condensed Consolidated Statements of Operations for the six months ended June 30, 2021. The misstatement did not impact Bausch + Lomb’s Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.
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
3.REVENUE RECOGNITION
Revenue Recognition
Bausch + Lomb’s revenues are primarily generated from product sales in the therapeutic areas of eye health that consist of: (i) branded prescription eye-medications and pharmaceuticals, (ii) generic and branded generic prescription eye medications and pharmaceuticals, (iii) OTC vitamin and supplement products and (iv) medical devices (contact lenses, intraocular lenses and ophthalmic surgical equipment). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 19, “SEGMENT INFORMATION” for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.

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
Product Sales
A contract with Bausch + Lomb’s customers exists for each product sale. Where a contract with a customer contains more than one performance obligation, Bausch + Lomb allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The transaction price is adjusted for variable consideration which is discussed further below. Bausch + Lomb recognizes revenue for product sales at a point in time, when the customer obtains control of the products in accordance with contracted delivery terms, which is generally upon shipment or customer receipt. Contracted delivery terms will vary by customer and geography. In the U.S., control is generally transferred to the customer upon receipt.
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
Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include cash discounts and allowances, chargebacks and distribution fees, which are paid to direct customers, as well as rebates and returns, which can be paid to direct and indirect customers. Returns provision balances and volume discounts to direct customers are included in Accrued and other current liabilities. All other provisions related to direct customers are included in Trade receivables, net, while provision balances related to indirect customers are included in Accrued and other current liabilities.
The following tables present the activity and ending balances of Bausch + Lomb’s variable consideration provisions for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2022	$167	$60	$195	$29	$17	$468
Current period provision	160	35	270	211	11	687
Payments and credits	(169)	(37)	(241)	(151)	—	(598)
Reserve balance, June 30, 2022	$158	$58	$224	$89	$28	$557
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $43 million and $31 million as of June 30, 2022 and January 1, 2022, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Condensed Consolidated Balance Sheets.

	Six Months Ended June 30, 2021
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2021	$147	$77	$149	$30	$24	$427
Current period provision	163	45	256	153	9	626
Payments and credits	(157)	(41)	(211)	(157)	(9)	(575)
Reserve balance, June 30, 2021	$153	$81	$194	$26	$24	$478
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $37 million and $27 million as of June 30, 2021 and January 1, 2021, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Condensed Consolidated Balance Sheets.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. Bausch + Lomb estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors. Additionally, Bausch + Lomb generally estimates the expected credit loss on a pooled basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses.
The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2022 and 2021 is as follows:

(in millions)	2022	2021
Balance, beginning of period	$16	$17
Provision	1	2
Write-offs	(1)	(1)
Foreign exchange and other	2	—
Balance, end of period	$18	$18
4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. Accordingly, certain corporate and shared costs prior to May 10, 2022 were allocated to Bausch + Lomb and reflected as expenses in the unaudited Condensed Consolidated Financial Statements. There have been no sales made to related parties for all periods presented.
Allocated Centralized Costs Prior to May 10, 2022
Prior to May 10, 2022, the unaudited Condensed Consolidated Financial Statements have been prepared on a standalone basis and were derived from the unaudited consolidated financial statements and accounting records of BHC. BHC incurred significant corporate costs for services it provided to Bausch + Lomb as well as to other BHC businesses. The allocated corporate and shared costs to Bausch + Lomb for the six months ended June 30, 2022 and 2021 were $76 million and $190 million, respectively. The allocated corporate and shared costs to Bausch + Lomb are included in Cost of goods sold (excluding amortization and impairments of intangible assets), Selling, general and administrative and Research and development in the Condensed Consolidated Statements of Operations. All such amounts have been deemed to have been incurred and settled by Bausch + Lomb in the period in which the costs were recorded and are included in Additional paid-in capital during the six months ended June 30, 2022 and in BHC investment during the six months ended June 30, 2021.
In the opinion of management of BHC and Bausch + Lomb, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by Bausch + Lomb during the three and six months ended June 30, 2022 and 2021. The amounts that would have been, or will be incurred, on a standalone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Accounts Receivable and Payable
Certain related party transactions between Bausch + Lomb and BHC have been included in Additional paid-in capital during the six months ended June 30, 2022 and in BHC investment during the six months ended June 30, 2021 when the related party transactions were not settled in cash.
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $67 million and $6 million as of June 30, 2022 and December 31, 2021 respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $78 million and $32 million as of June 30, 2022 and December 31, 2021, respectively, of which $4 million and $32 million are included within Trade receivables, net, $61 million and $0 are included within Prepaid expenses and other current assets and $13 million and $0 are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the IPO, as discussed below.
BHC Pooled Financing Arrangements
Prior to the B+L IPO, certain legal entities comprising Bausch + Lomb participated in BHC pooled financing arrangements, which allowed for individual legal entities participating in the arrangements to borrow from the sponsoring bank. Total borrowings by the BHC pool participants was limited to the aggregate cash maintained in accounts held by the sponsoring bank. Net borrowings under BHC pooled financing arrangements under these arrangements from legal entities comprising Bausch + Lomb were $28 million as of December 31, 2021. BHC held a net positive cash balance in this pool, as these borrowings were more than offset by cash held by other BHC owned legal entities, including legal entities which have commingled Bausch + Lomb and non-Bausch + Lomb activities. Cash from these commingled legal entities has generally not been included in Bausch + Lomb’s Condensed Consolidated Balance Sheets as such cash is not specifically identifiable to Bausch + Lomb. These borrowings are presented on the Condensed Consolidated Balance Sheets within Accrued and other current liabilities and in the Cash Flows From Financing Activities section of the Condensed Consolidated Statements of Cash Flows as Net borrowings under BHC pooled financing arrangements. Interest incurred on such borrowings were not material for any period presented.
Net Transfers to BHC
The total effect of the settlement of related party transactions is reflected as a financing activity in the Condensed Consolidated Statements of Cash Flows. The components of the Net transfers to BHC for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cash pooling and general financing activities	$(142)	$(285)	$(229)	$(758)
Corporate allocations	—	95	76	190
Benefit from income taxes	—	21	66	314
Total net transfers to BHC (as reflected in the Condensed Consolidated Statement of Equity)	$(142)	$(169)	(87)	(254)
Payment of BHC Purchase Debt			(2,200)	—
Share-based compensation			(16)	(29)
Other, net			32	(14)
Net transfers to BHC (as reflected in the Condensed Consolidated Statement of Cash Flows)			$(2,271)	$(297)

Repayment of BHC Purchase Debt and Return of Capital
On January 1, 2022, in anticipation of the B+L IPO, Bausch + Lomb issued a $2,200 million promissory note to BHC (the “BHC Purchase Debt”) in conjunction with a legal reorganization. The BHC Purchase Debt had an original maturity of two years and, interest at the rate of 3.625% per annum. On May 1, 2022, the Company entered into an addendum to amend the interest rate of the BHC Purchase Debt to a rate of 6.000% per annum. The cumulative catch-up for this amendment to the interest rate was recorded in the Condensed Consolidated Statements of Operations as part of Interest Expense, during the three months ended June 30, 2022. On May 10, 2022, Bausch + Lomb made payments to BHC of: (i) $2,200 million in full satisfaction of the BHC Purchase Debt and (ii) $229 million in return of capital using the proceeds from the Term Facility (as defined in Note 10, “CREDIT FACILITIES”) and cash on hand. Included in Interest expense in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 was $47 million of interest attributed to the BHC Purchase Debt.
Separation Agreement with BHC
In connection with the completion of the B+L IPO, the Company entered into the MSA, that, together with the other agreements summarized herein, govern the relationship between BHC and the Company following the completion of the B+L IPO.
Other agreements that the Company entered into with BHC that govern aspects of Bausch + Lomb’s relationship with BHC following the B+L IPO include:
•Transition Services Agreement - In connection with the completion of the B+L IPO, Bausch + Lomb has entered into the TSA with BHC to provide each other, on a transitional basis, certain administrative, human resources, treasury and support services and other assistance, for a limited time to help ensure an orderly transition following the B+L IPO. The TSA specifies the calculation of Bausch + Lomb costs for these services. Under the TSA, Bausch + Lomb will receive certain services from BHC, including information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services, and will also provide certain similar services to BHC. Individual services provided under the TSA are scheduled for a specific period, generally ranging from six to twelve months, depending on the nature of the services.
•Tax Matters Agreement - In connection with the completion of the B+L IPO, Bausch + Lomb has entered into a Tax Matters Agreement with BHC that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes following the B+L IPO.
•Employee Matters Agreement - In connection with the completion of the B+L IPO, Bausch + Lomb has entered into an Employee Matters Agreement with BHC that governs, among other things, the allocation of employee-related liabilities, the mechanics for the transfer of Bausch + Lomb employees, the treatment of outstanding equity awards and the treatment of Bausch + Lomb employees’ participation in BHC’s retirement and health and welfare plans.
In addition to the previously discussed agreements, Bausch + Lomb has entered into certain other agreements with BHC including, but not limited to, the Intellectual Property Matters Agreement and the Real Estate Matters Agreement that provide a framework for the ongoing relationship with BHC.
Charges incurred related to the above agreements were $5 million for the three months ended June 30, 2022, and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Financial Statements.
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

	June 30, 2022				December 31, 2021
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13	$—	$13	$—	$12	$—	$12	$—
Restricted cash	$9	$—	$9	$—	$3	$—	$3	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$4	$—	$—	$4	$9	$—	$—	$9
Foreign currency exchange contracts	$5	$—	$5	$—	$—	$—	$—	$—
There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2022 and 2021.
Foreign Currency Exchange Contracts
Bausch + Lomb enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of June 30, 2022, these contracts had an aggregate notional amount of $176 million.
The fair value of Bausch + Lomb’s foreign currency exchange contracts liability as of June 30, 2022 was $4 million. Included in Accrued and other current liabilities are $5 million and included in Prepaid expenses and other current assets are $1 million of foreign currency exchange contracts. The fair value as of December 31, 2021 was not material. During the six months ended June 30, 2022 and 2021, the net change in fair value was a loss of $4 million and $1 million, respectively. Settlements of Bausch + Lomb's foreign currency exchange contracts are reported as a gain or loss in the Condensed Consolidated Statements of Operations as part of Foreign exchange and other and reported as operating activities in the Condensed Consolidated Statements of Cash Flows. During the six months ended June 30, 2022 and 2021, Bausch + Lomb reported a realized gain of $4 million and $1 million, respectively, related to settlements of Bausch + Lomb’s foreign currency exchange contracts.
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2022 was $2,325 million, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2022	December 31, 2021
Raw materials	$150	$147
Work in process	46	34
Finished goods	410	391
	$606	$572
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$2,616	$(2,279)	$337	$2,656	$(2,209)	$447
Corporate brands	12	(7)	5	12	(6)	6
Product rights/patents	990	(899)	91	995	(882)	113
Technology and other	66	(66)	—	62	(62)	—
Total finite-lived intangible assets	3,684	(3,251)	433	3,725	(3,159)	566
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$5,382	$(3,251)	$2,131	$5,423	$(3,159)	$2,264
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
There were no asset impairments during the six months ended June 30, 2022. Asset impairments for the six months ended June 30, 2021 were $3 million related to the discontinuance of certain product lines.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2022 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter	Total
Amortization	$114	$177	$85	$39	$5	$3	$10	$433

Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2022 and the year ended December 31, 2021 were as follows:

(in millions)	Bausch + Lomb	Vision Care	Ophthalmic Pharmaceuticals	Surgical	Total
Balance, January 1, 2021	$4,685	$—	$—	$—	$4,685
Realignment of segment goodwill	(4,685)	3,674	689	322	—
Foreign exchange and other	—	(78)	(14)	(7)	(99)
Balance, December 31, 2021	—	3,596	675	315	4,586
Foreign exchange and other	—	(39)	(46)	(8)	(93)
Balance, June 30, 2022	$—	$3,557	$629	$307	$4,493
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
Second Quarter 2021 - Realignment of Segments
Bausch + Lomb has historically operated as part of BHC, reported under BHC’s segment structure and historically the Chief Operating Decision Maker, (“CODM”) was the CODM of BHC. As Bausch + Lomb was transitioning into an independent, publicly traded company, BHC’s CEO, who was Bausch + Lomb’s CODM until the completion of the B+L IPO, evaluated how to view and measure Bausch + Lomb’s performance. This evaluation necessitated a realignment of Bausch + Lomb’s historical segment structure, and during the second quarter of 2021, Bausch + Lomb determined it is organized into three operating segments, which are also its reportable segments and reporting units. This realignment is consistent with how the CODM: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the second quarter of 2021, Bausch + Lomb operates in the following operating and reportable segments which are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services: (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical.

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
June 30, 2022 Interim Goodwill Impairment Assessment
During the three months ended June 30, 2022, management concluded that the change in the Company’s stock price, driven by overall macroeconomic conditions, such as the volatility in equity markets and interest rates, could result in a decline in the fair value of its reporting units. Therefore, as of June 30, 2022, management performed quantitative fair value tests for each of its three reporting units. The quantitative fair value test utilized the Company’s most recent cash flow projections and utilized long-term growth rates of 2% and 3% and discount rates of 9.0% and 11.5%. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 25%, and, therefore, there was no impairment to goodwill.
If market conditions deteriorate or if Bausch + Lomb is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through June 30, 2022.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2022	December 31, 2021
Product rebates	$181	$164
Employee compensation and benefit costs	182	204
Discounts and allowances	79	88
Product returns	58	60
Net borrowings under BHC pooled financing arrangements (Note 4)	—	28
Other	391	316
	$891	$860

10.CREDIT FACILITIES
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”) providing for term loans of approximately $2,500 million with a five-year term to maturity (the “Term Facility”) and a five-year revolving credit facility of approximately $500 million (the “Revolving Credit Facility”). The Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loans are denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2022, the principal amount outstanding under the Term Facility was $2,500 million and $2,442 million net of issuance costs. The Revolving Credit Facility remains undrawn.
Borrowings under the Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate ("SOFR")-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) Canadian Dollar Offered Rate ("CDOR") or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average ("SONIA") (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the Term Facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s debt rating. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the Term Facility at June 30, 2022 was 4.55% per annum.
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
The amortization rate for the Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments beginning on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2022, the remaining mandatory quarterly amortization payments for the Term Facility were $119 million through March 2027, with the remaining term loan balance being due in May 2027.
Covenant Compliance
The Credit Facilities contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict Bausch + Lomb’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The Revolving Credit Facility also contains financial covenants that (1) prior to (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receiving an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the Term Facility having been repaid in full in cash (the “IG Trigger”), require Bausch + Lomb to, if as of the last day of any fiscal quarter of Bausch + Lomb (commencing with the fiscal quarter ending December 31, 2022), the aggregate amount of loans under the Revolving Credit Facility and swingline loans are outstanding in an aggregate amount greater than 40% of the total commitments in respect of the Revolving Credit Facility at such time, maintain a maximum first lien net leverage ratio of not greater than 4.50:1.00 and (2) after the IG Trigger, require Bausch + Lomb to, as of the last day of each fiscal quarter ending after the IG Trigger, (a) maintain a total leverage ratio of not greater than 4.00:1.00 (provided that such ratio will increase to 4.50:1.00 in connection with certain acquisitions for the four fiscal quarter period commencing with the quarter in which such acquisition is consummated) and (b) maintain an interest coverage ratio of not less than 3.00:1.00. The financial covenant in effect prior to the IG Trigger may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill and customary cure rights.
As of June 30, 2022, the Company was in compliance with its financial covenant related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial covenant and meet its debt service obligations over that same period.
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
Bausch + Lomb has defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy U.S. employees and employees in certain other countries. Net periodic (benefit) cost for Bausch + Lomb’s defined benefit pension plans and postretirement benefit plan for the six months ended June 30, 2022 and 2021 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$1	$—	$1	$1	$—	$—
Interest cost	2	2	2	1	—	—
Expected return on plan assets	(5)	(6)	(2)	(3)	—	—
Amortization of prior service credit and other	—	—	—	—	(1)	(1)
Amortization of net loss	—	—	—	1	—	—
Net periodic (benefit) cost	$(2)	$(4)	$1	$—	$(1)	$(1)
12.SHARE-BASED COMPENSATION
BHC Long-term Incentive Program
Prior to May 5, 2022, Bausch + Lomb employees participated in BHC’s long-term incentive program. Therefore, prior to May 5, 2022, share-based compensation expense attributable to Bausch + Lomb was derived from: (i) the specific identification of Bausch + Lomb employees and (ii) an allocation of charges from BHC, related to BHC employees providing corporate services to Bausch + Lomb. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that Bausch + Lomb would have experienced as an independent company for the periods presented.
Bausch + Lomb 2022 Omnibus Incentive Plan
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
Also on May 5, 2022, in connection with the B+L IPO, Bausch + Lomb granted certain awards to certain eligible recipients (the "IPO Founder Grants"). Eligible recipients are individuals employed by Bausch + Lomb or employed by an affiliate of Bausch + Lomb. Approximately 3,900,000 IPO Founder Grants were issued to Bausch + Lomb executive officers and were awarded 50% in the form of stock options and 50% in the form of RSUs. Additionally, Bausch + Lomb granted approximately 5,700,000 stock options and RSUs to non-executive eligible recipients, of which approximately 4,300,000 were IPO Founder Grants. Vesting of the IPO Founder Grants are linked to the completion of the Separation and expense recognition will begin near the time of the Separation. The options have a three-year graded vesting period and the RSUs vest 50% in the second year and 50% in the third year after the grant.
Approximately 18,400,000 common shares were available for future grants as of June 30, 2022. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Stock options	$1	$—	$2	$1
RSUs	10	10	19	18
Share-based compensation expense	$11	$10	$21	$19

Research and development expenses	$2	$2	$4	$4
Selling, general and administrative expenses	9	8	17	15
Share-based compensation expense	$11	$10	$21	$19
In addition to share-based compensation expense attributable to employees that are specific to Bausch + Lomb's business, share-based compensation expense also includes $6 million and $10 million for the six months ended June 30, 2022 and 2021 respectively, of allocated charges from BHC, based on revenues, related to BHC employees providing corporate services to Bausch + Lomb.
Share-based awards granted for the six months ended June 30, 2022 consist of:

Stock options
Granted	6,455,000
Weighted-average exercise price	$18.00
Weighted-average grant date fair value	$4.55
Time-based RSUs
Granted	3,207,000
Weighted-average grant date fair value	$17.92
As of June 30, 2022, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $59 million, which will be amortized over a weighted-average period of 1.77 years.
13.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2022	December 31, 2021
Foreign currency translation adjustment	$(1,197)	$(1,018)
Pension adjustment, net of tax	(20)	(17)
	$(1,217)	$(1,035)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.

14.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the three and six months ended June 30, 2022 and 2021 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Product related research and development	$69	$67	$141	$130
Quality assurance	6	4	11	8
Research and development	$75	$71	$152	$138
15.OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Asset impairments	$—	$2	$—	$3
Restructuring, integration and separation costs	4	—	6	1
Acquired in-process research and development costs	—	1	—	1
Acquisition-related contingent consideration	(5)	—	(5)	—
Other (income) expense, net	$(1)	$3	$1	$5
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
16.INCOME TAXES
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
Provision for income taxes for the six months ended June 30, 2022 was $26 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of the filing of certain tax returns and a change in the deduction for stock compensation. Provision for income taxes for the six months ended June 30, 2021 was $68 million. The difference between the statutory tax rate and effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of internal restructurings.
The Company records valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $53 million and $53 million as of June 30, 2022 and December 31, 2021, respectively.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2020.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Consolidated Financial Statements. Any liability to arise from this audit would be indemnified by Bausch Health Companies Inc.
As of June 30, 2022 and December 31, 2021 the Company had $61 million and $72 million of unrecognized tax benefits, which included $9 million and $10 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2022, $58 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2022 could decrease by approximately an immaterial amount in the next 12 months as a result of the resolution of certain tax audits and other events.
17.EARNINGS PER SHARE
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation.
Income per share attributable to Bausch + Lomb Corporation were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net income attributable to Bausch + Lomb Corporation	$5	$44	$25	$71
Basic and diluted weighted-average common shares	350	350	350	350
Basic and diluted income per share attributable to Bausch + Lomb Corporation	$0.01	$0.13	$0.07	$0.20
During the three and six months ended June 30, 2022, time-based RSUs, performance-based RSUs and stock options to purchase approximately 1,386,000 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2022, an additional 8,170,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met. There were no dilutive equity instruments or equity awards outstanding prior to the B+L IPO.
18.LEGAL PROCEEDINGS
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2022, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $2 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
PreserVision® AREDS 2 Antitrust Litigation
Bausch & Lomb Incorporated (“B&L Inc.”) is a defendant in an antitrust suit filed by a competitor on December 8, 2021 in the United States District Court for the Central District of California (Pharmavite LLC v. Bausch & Lomb Incorporated, et al., Case No. 2:21-CV-09507 (the “Pharmavite case”)). The lawsuit asserts that B&L Inc.’s efforts to enforce one of its patents against the competitor in a patent infringement suit in Delaware (Bausch & Lomb Inc., et al. v. Nature Made Nutritional Products & Pharmavite LLC, C.A. No. 21-cv-01030-UNA (D. Del.)) (the “Delaware Action”) and certain B&L Inc. marketing statements constitute monopolization, attempted monopolization, and a conspiracy to monopolize the alleged product market of eye health dietary supplements. The lawsuit seeks damages and injunctive relief under Section 2 of the Sherman Act. The suit also seeks a declaratory judgment finding that the competitor does not infringe the relevant patent, that the relevant patent is invalid, and that B&L Inc. has misused the relevant patent. On April 26, 2022, the Parties notified the court that they had reached a settlement in principle and asked the court to vacate pending deadlines. On April 28, 2022, the court dismissed the Pharmavite case “without prejudice to the right . . . to reopen the action if settlement is not consummated.” The Parties have since reached a final settlement agreement and a final dismissal order will be entered with the court.
B&L Inc. is also a defendant in an antitrust suit filed by a competitor on December 20, 2021 in the United States District Court for the Eastern District of Missouri (ZeaVision, LLC v. Bausch & Lomb Incorporated, et al., Civil Action No. 4:21-cv-01487). The lawsuit asserts similar claims to the Pharmavite case but also includes a false advertising claim under the Lanham Act. On February 11, 2022, B&L Inc. filed a motion to dismiss, or in the alternative, to stay or transfer. On March 4, 2022, ZeaVision, LLC filed its First Amended Complaint, dismissing B&L Inc.’s co-defendant and its conspiracy to monopolize claim. On April 1, 2022, B&L Inc. filed a motion to dismiss, or in the alternative, to stay or transfer the First Amended Complaint. ZeaVision’s opposition to the motion to dismiss was filed on May 31, 2022, and B&L Inc.’s reply in support of its motion to dismiss was filed on July 1, 2022. In conjunction with its Opposition to B&L’s motion to dismiss, ZeaVision also filed a motion for leave to conduct jurisdictional discovery limited to the issue of personal jurisdiction. B&L’s opposition was filed on July 1, 2022, and ZeaVision’s reply in support was filed on July 8, 2022. A hearing on both motions was held on July 11, 2022. The Court took the motions under advisement and a decision is pending.
B&L Inc. disputes the claims against it and will defend the cases vigorously.
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, BHC has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-nine (29) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to BHC and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-eight (28) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions have been filed in Canada against BHC and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to BHC or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing BHC as a defendant; as a result, the British Columbia class action is concluded as to BHC.
Johnson & Johnson, through one or more subsidiaries has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey (the "Bankruptcy Court"), and substantially all cases related to Johnson & Johnson’s talc liability were stayed for a period of sixty (60) days pursuant to a preliminary injunction. Notwithstanding the divisional merger and LTL’s bankruptcy case, BHC and Bausch + Lomb continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and BHC and its affiliates, which indemnification agreement remains in effect. As a result, it is Bausch + Lomb’s current expectation that BHC and Bausch + Lomb will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy. In December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. Shortly thereafter, LTL filed a motion in the Bankruptcy Court to extend the 60-day preliminary injunction. On February 25, 2022, the Bankruptcy Court entered orders denying the motions to dismiss and extending the preliminary injunction staying substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability through at least June 29, 2022. The order denying the motions to dismiss and the order extending the preliminary injunction are subject to appeal and the Bankruptcy Court certified their appeals directly to the United States Court of Appeals for the Third Circuit. On May 11, 2022, the Third Circuit granted authorization for the parties to proceed with their direct appeals and on June 24, 2022, set an expedited briefing schedule to conclude on September 6, 2022. Further, pursuant to a court order dated March 18, 2022, the Bankruptcy Court directed certain talc claimants and LTL to mediate the issues related to the case in the hopes of achieving a global resolution and ordered separate mediation with respect to certain consumer protection claims against LTL by various state attorneys general. On May 4, the Bankruptcy Court extended LTL’s exclusive period to file a chapter 11 plan until September 9, 2022, which the talc claimants have challenged by filing a motion to terminate the exclusivity period and requesting a hearing on such motion for September 14, 2022. On July 26, 2022, the Bankruptcy Court held a hearing to consider alternative paths to case resolution, and, on July 28, 2022, authorized an abbreviated estimation process designed to determine the extent of the debtor’s aggregate liability. Additionally, the Bankruptcy Court identified its proposed independent expert who will issue a report forecasting and estimating the volume and value of claims. Thereafter, the Bankruptcy Court will direct the parties to reconvene for mediation.
On July 28, 2022, the Bankruptcy Court also ruled that it would leave in place the stay and injunction enjoining talc product liability cases from proceeding until at least the completion of the estimation process. Following the Bankruptcy Court’s July 28 ruling, on August 2, 2022, LTL filed a motion to extend its exclusivity period until 30 days after the issuance of the independent expert’s report, with a hearing on such motion requested for August 23, 2022. To the extent that any cases proceed during the pendency of the bankruptcy case, it is Bausch + Lomb’s expectation that Johnson & Johnson, in accordance with the indemnification agreement, will continue to vigorously defend BHC and Bausch + Lomb in each of the remaining actions.
General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, BHC and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain current or former officers and directors as part of the U.S. Securities Litigation. This newly filed action seeks a declaratory judgment that the transfer of BHC assets to Bausch + Lomb would constitute a voidable transfer under New Jersey’s Uniform Voidable Transactions Act and that Bausch + Lomb would become liable for damages awarded against BHC in the individual opt-out actions. The declaratory judgment action alleges that a transfer of assets from BHC to Bausch + Lomb would leave BHC with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against BHC in the underlying individual opt-out actions and BHC disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against BHC and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by BHC and/or failures to disclose information about BHC’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, BHC and Bausch + Lomb removed the action to the U.S. District Court for the District of New Jersey. As a result, the New Jersey Superior Court action is closed and the case is now pending in the District of New Jersey (Case No. 22-cv-01823). On April 29, 2022, Plaintiffs filed a motion to remand. That motion is fully briefed and pending as of June 3, 2022. Other proceedings are in abeyance pending resolution of Plaintiffs’ remand motion.
Both BHC and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. BHC filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the current stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and accordingly, asked the Ninth Circuit if Johnson & Johnson could have until December 19, 2022, to provide the next status report while the stay remains in place in this action. They also indicated they will inform the court if the status of the bankruptcy stay changes.
BHC and Bausch Health US dispute the claims against them and this lawsuit will be defended vigorously.
New Mexico Attorney General Consumer Protection Action
BHC and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer, Inc., BHC and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020, Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial is scheduled to begin on March 6, 2023.
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and a motion seeking an injunction barring the New Mexico Attorney General from continuing to prosecute the action while the bankruptcy case is pending. On July 20, 2022, the Bankruptcy Court entered a consent order pursuant to which, among other things, a hearing on the injunction is scheduled for August 23, 2022, and the action is stayed pending further order on the injunction motion. The one exception is that the parties in the New Mexico case may continue to litigate the scheduling order extension in that case which has been scheduled for hearing August 24, 2022.

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
Intellectual Property Matters
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. B&L has filed patent infringement proceedings against 16 defendants claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Twelve of these proceedings were subsequently settled; two resulted in a default. One defendant filed a declaratory judgment action after B&L Inc. filed its suit, seeking declaratory judgment related to patent claims as well as false advertising and unfair competition claims. As of the date of this filing, there are two ongoing actions: (1) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. ZeaVision LLC, C.A. No. 6:20-cv-06452-CJS (W.D.N.Y.); and (2) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-VAC-CJB (D. Del.). Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue these matters and defend its intellectual property.
Patent Litigation against Certain Ocuvite and PreserVision
On June 22, 2021, ZeaVision, LLC (“ZeaVision”) filed a complaint for patent infringement against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS). On June 29, 2021, ZeaVision amended its complaint to assert a second patent against certain of the Ocuvite® and PreserVision® products. On November 16, 2021, ZeaVision filed an additional complaint for patent infringement to assert a third patent against certain of the PreserVision® products (Case No. 4:21-cv-01352-RWS). On March 1, 2022, the cases were consolidated. On March 10, 2022, the court granted Bausch + Lomb’s motion to stay all proceedings pending inter partes review. On July 1, 2022, ZeaVision filed a motion to partially lift the stay to allow Case No. 4:21-cv-01352-RWS to proceed, and Bausch + Lomb opposed the motion. The Company disputes the claims and intends to vigorously defend this matter.
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
In addition to the intellectual property matters described above, in connection with our Vyzulta® product, we have commenced ongoing infringement proceedings against a potential generic competitor in the U.S.

Completed or Inactive Matters

The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended June 30, 2022 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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
Pre-Suit Notice and Demand Letter re Eye Drop Products
On August 31, 2021, B&L Inc. received a pre-suit notice and demand letter pursuant to California Civil Code Section 1782, attaching a proposed Class Action Complaint (the “Notice Letter”) from an attorney on behalf of an individual seeking to represent a class of purchasers of Soothe® eye drop products labeled “preservative free.” The Notice Letter alleges B&L Inc. may be liable under the California Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law in connection with, inter alia, the labeling and marketing of Soothe® eye drop products as “preservative free” when they contain the alleged preservative boric acid. Pursuant to a negotiated resolution for a non-material amount with the claimant, this claimant will forego the filing of a lawsuit and the Company now considers this matter closed.
19.SEGMENT INFORMATION
Reportable Segments
Bausch + Lomb has historically operated as part of BHC, reported under BHC’s segment structure and historically the CODM was the CODM of BHC. In 2021, as Bausch + Lomb was transitioning into an independent, publicly traded company, BHC’s CEO, who was Bausch + Lomb’s CODM until the closing of the B+L IPO, evaluated how to view and measure Bausch + Lomb’s performance. This evaluation necessitated a realignment of Bausch + Lomb’s historical segment structure, and during the second quarter of 2021, Bausch + Lomb determined it is organized into three operating segments, which are also its reportable segments. This realignment is consistent with how the CODM: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the second quarter of 2021, Bausch + Lomb operates in the following reportable segments which are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services: (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical. As of March 31, 2022, the Vision Care/Consumer Health Care segment name was changed to Vision Care.
•The Vision Care segment consists of: (i) sales of contact lenses that span the spectrum of wearing modalities, including daily disposable and frequently replaced contact lenses and (ii) sales of contact lens care products and over-the-counter (“OTC”) eye drops, eye vitamins and mineral supplements that address various conditions including eye allergies, conjunctivitis and dry eye.
•The Ophthalmic Pharmaceuticals segment consists of sales of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and the treatment of a number of eye conditions such as glaucoma, ocular hypertension and retinal diseases.
•The Surgical segment consists of sales of medical devices and technologies for the treatment of cataracts, cornea, vitreous and retinal eye conditions and includes intraocular lenses and delivery systems, phacoemulsification and virectomy equipment and other surgical instruments and devices.
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
Segment Revenues and Profit
Segment revenues and profits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenues:
Vision Care	$589	$556	$1,149	$1,112
Ophthalmic Pharmaceuticals	168	193	323	356
Surgical	184	185	358	347
Total revenues	$941	$934	$1,830	$1,815
Segment profit:
Vision Care	$145	$121	$304	$286
Ophthalmic Pharmaceuticals	52	78	92	134
Surgical	11	13	26	29
Total segment profit	208	212	422	449
Corporate	(89)	(74)	(182)	(148)
Amortization of intangible assets	(64)	(77)	(129)	(153)
Other expense, net	1	(3)	(1)	(5)
Operating income	56	58	110	143
Interest income	1	—	1	—
Interest expense (Note 4)	(44)	—	(64)	—
Foreign exchange and other	14	9	9	1
Income before provision for income taxes	$27	$67	$56	$144

Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Ophthalmic Pharmaceuticals		Surgical		Total
	Three Months Ended June 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Pharmaceuticals	$11	$5	$114	$132	$—	$—	$125	$137
Devices	213	215	—	—	180	182	393	397
OTC	357	325	—	—	—	—	357	325
Branded and Other Generics	7	9	53	60	—	—	60	69
Other revenues	1	2	1	1	4	3	6	6
	$589	$556	$168	$193	$184	$185	$941	$934

	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Pharmaceuticals	$13	$10	$222	$248	$—	$—	$235	$258
Devices	427	438	—	—	352	341	779	779
OTC	692	645	—	—	—	—	692	645
Branded and Other Generics	13	15	99	105	—	—	112	120
Other revenues	4	4	2	3	6	6	12	13
	$1,149	$1,112	$323	$356	$358	$347	$1,830	$1,815
The top ten products/franchises for the six months ended June 30, 2022 and 2021 represented 58% and 55% of total revenues for the six months ended June 30, 2022 and 2021, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
U.S. and Puerto Rico	$430	$419	$816	$796
China	76	94	158	183
France	56	55	111	107
Japan	47	53	97	111
Germany	33	27	76	68
United Kingdom	27	26	54	50
Russia	30	23	47	42
Canada	24	25	46	48
Italy	21	19	41	35
Spain	22	21	41	38
Mexico	14	9	25	17
Poland	12	11	23	21
South Korea	11	12	22	25
Other	138	140	273	274
	$941	$934	$1,830	$1,815

Certain reclassifications have been made and are reflected in the table above.
Major Customers
No individual customer accounted for 10% or more of total revenues.
20.SUBSEQUENT EVENTS
Cross-Currency Swaps
During July 2022, the Company entered into cross-currency swaps, with aggregate notional amounts of $1,000 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its consolidated financial statements from adverse movements in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries.
Departure of Chief Executive Officer
On July 20, 2022, Bausch + Lomb announced that Joseph C. Papa had stepped down as chair of the Board of Directors of the Company (the “Board”) and that the Board had appointed Thomas W. Ross, Sr. to serve as the chair of the Board. The Company also announced that the Board has begun a search for a new Chief Executive Officer of the Company and that Mr. Papa would continue serving as Chief Executive Officer (and as a member of the Board) until his successor is appointed.
Retention Program
In light of the upcoming departure of the Company’s Chief Executive Officer and in order to retain the members of the Company’s executive leadership team, effective July 25, 2022, the Talent and Compensation Committee of the Board approved a retention program that includes the Company’s named executive officers (other than the Chief Executive Officer). Under the retention program, severance benefits payable to such named executive officers were updated to provide for a cash severance payment equal to two times the sum of his or her annual base salary and annual target incentive award, plus payment of his or her annual cash bonus award for the year of termination, and pro-rata vesting on founder equity awards granted in connection with the IPO, in the event of an involuntary termination of the executive's employment by the Company without "cause" or the executive's resignation for "good reason", in each case through the one-year following the Company’s appointment of the successor to the Chief Executive Officer. In addition, under the retention program, each of such named executive officers was granted a one-time award of 35,000 restricted stock units pursuant to the Company’s 2022 Omnibus Incentive Plan. During the third quarter of 2022, the Company will begin recording the expense associated with the restricted stock units on a straight-line basis over the vesting period, beginning on the grant date. Further details of this retention program were disclosed in a Form 8-K filed with the SEC on July 27, 2022, and the foregoing summary of the retention program is qualified in its entirety by the full text of a letter agreement to be provided to each of our eligible named executive officers memorializing the terms of the retention program, a copy of which will be filed with the Company’s Quarterly Report on Form 10-Q for the three months ending September 30, 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through August 4, 2022 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Combined Financial Statements for the year ended December 31, 2021, which are included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and Bausch + Lomb’s supplemented PREP prospectus filed with the Canadian Securities Administrators (the “CSA”) on May 5, 2022. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC currently holding, directly or indirectly, approximately 88.7% of the common shares of Bausch + Lomb. Bausch + Lomb is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world—from the moment of birth through every phase of life. Our mission is simple, yet powerful: helping you see better, to live better. We develop, manufacture and market a range of products, primarily in the areas of eye health, which are marketed directly or indirectly in approximately 100 countries. As a fully integrated eye health business, Bausch + Lomb has an established line of contact lenses, intraocular lenses and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market.
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
Reportable Segments
Our portfolio of products falls into three operating and reportable segments: (i) Vision Care (formerly Vision Care/Consumer Health), (ii) Ophthalmic Pharmaceuticals and (iii) Surgical. We have found and continue to believe there is significant opportunity in these businesses and we believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. The following is a brief description of the Company’s segments:
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
Our consumer eye care business consists of contact lens care products, over-the-counter (“OTC”) eye drops that address various conditions, including eye allergies, conjunctivitis, dry eye, and redness relief, and eye vitamins and mineral supplements. Our eye vitamin products include our patented PreserVision® AREDS 2 formula which contains the exact levels of six key nutrients recommended by the National Eye Institute to help reduce the risk of progression in patients with moderate to advanced age-related macular degeneration (“AMD”) and supplements that support general eye health. Within our consumer eye care business, our lens care product portfolio includes Biotrue® and Renu® multipurpose solutions and Boston® cleaning and conditioning solutions, our eye drops include LUMIFY®, Soothe®, Artelac®, Alaway® and Mioclear™ and our eye vitamins include PreserVision® and Ocuvite®.
For the year ended December 31, 2021, our Vision Care segment had seven product franchises that generated over $100 million in annual revenues, as follows: PreserVision®/Ocuvite®, Biotrue®, SofLens®, Renu®, Bausch + Lomb ULTRA®, Artelac® and LUMIFY®.
The Ophthalmic Pharmaceuticals segment—consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases. Key proprietary ophthalmic pharmaceutical brands are VYZULTA®, Lotemax®, Prolensa® and Minims®.
The Surgical Segment—consists of medical device equipment, consumables and instruments and technologies for the treatment of corneal, cataracts, and vitreous and retinal eye conditions, which includes intraocular lenses ("IOLs") and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key surgical brands include Akreos®, AMVISC®, Crystalens® IOLs, enVista® IOLs, Millennium®, Stellaris Elite® vision enhancement system, Storz® ophthalmic instruments, VICTUS® femtosecond laser, Teneo®, Eyefill® and Zyoptix®.
Initial Public Offering and Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, our parent company, BHC, announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). In January 2022, BHC completed the internal organizational design and structure of our new eye health entity. The next step in the Separation was an initial public offering of the common shares of Bausch + Lomb. The registration statement related to the initial public offering of Bausch + Lomb (the “B+L IPO”) was declared effective on May 5, 2022, and our common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the completion of the B+L IPO, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, a wholly owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount), pursuant to the Bausch + Lomb prospectus. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters of the B+L IPO partially exercised the over-allotment option granted to them by the Selling Shareholder, and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The Selling Shareholder received all net proceeds from the B+L IPO. The remainder of the over-allotment option granted to the underwriters expired.
Upon the closing of the B+L IPO (after giving effect to the partial exercise of the over-allotment option), BHC directly or indirectly holds 310,449,643 Bausch + Lomb common shares, which represents approximately 88.7% of our common shares. We understand that BHC expects to complete the separation of Bausch + Lomb, via a spinoff transaction of Bausch + Lomb from BHC, after the expiry of customary lockups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to market conditions and the receipt of applicable shareholder and other necessary approvals and the various risk factors relating to the separation approvals set forth in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to our Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, under the section entitled “Risk Factors”.
See Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Condensed Consolidated Financial Statements for additional information.

We believe the Separation presents Bausch + Lomb with a unique opportunity, and will provide us operating flexibility and put us in a strong position to unlock additional value in our eye health business as a separate and dissimilar business from the remainder of BHC’s product portfolios and businesses. As a separate entity, Bausch + Lomb’s management believes that it is positioned to focus on its core businesses to drive additional growth, more effectively allocate capital and better manage our capital needs. Further, the Separation will allow us and the market to compare the operating results of our eye health business with other “pure play” eye health companies. Although management believes these transactions will bring out additional value, there can be no assurance that the Separation will be consummated, or even if consummated that the Separation will be successful in doing so.
See “Risk Factors — Risks Relating to the Separation” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
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
We believe our unparalleled eye health knowledge and insights allow us to capitalize on market trends by differentiating our approach to product development, with a pipeline focused on prioritizing customer needs and actively seeking external innovation to design, develop and advance creative, ethical eye health products across our portfolio, to address unmet and evolving needs of eye care professionals, patients and consumers. Since 2017, we have introduced more than 260 new products in approximately 60 countries. Our team of approximately 850 dedicated research and Development (“R&D”) employees is focused on advancing our pipeline and identifying new product opportunities and we believe we have a significant innovation opportunity today. We plan to develop and commercialize our global pipeline of over 60 projects, many of which are global projects being developed in and for multiple countries. These global and individual projects are in various stages of pre-clinical and clinical development, including new contact lenses and prescription medications for myopia, next-generation cataract equipment, premium IOLs, investigational treatments for dry eye, novel formulation for eye vitamins and preservative free formulation of eye drops, next-generation cataract equipment, among others, that are designed to grow our portfolio and accelerate future growth.
Our internal R&D organization focuses on the development of products through clinical trials. As of June 30, 2022, we have over 60 projects in our global pipeline (or over 100 projects taking into account that these global projects are being developed in and for multiple countries). Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
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
Contact Lens Pipeline
We are developing new materials and expect to continue to introduce innovative products, like our Bausch + Lomb INFUSE® contact lens, which is a silicone hydrogel daily disposable contact lens designed with a next generation material infused with ProBalance Technology™ to help maintain ocular surface homeostasis and help reduce symptoms of contact lens dryness. Silicone hydrogel materials provide increased oxygen transmission for eye health, improved safety and increased comfort for end users. This combination should continue to benefit our other SiHy brands: Bausch + Lomb ULTRA®, AQUALOX™ and PureVision®.
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
•Zen™ Multifocal Scleral Lens for presbyopia - In January 2019, we launched this product in the U.S. exclusively available with Zenlens™ and Zen™ RC scleral lenses and will allow eye care professionals to fit presbyopic patients with regular and irregular corneas and those with ocular surface disease, such as dry eye. The Zen™ Multifocal Scleral Lens incorporates decentered optics, enabling the near power to be positioned over the visual axis.
•Tangible® Hydra-PEG® - A high-water polymer coating that is bonded to the surface of a contact lens and designed to address contact lens discomfort and dry eye. We launched this product in the U.S. during March 2019. Tangible® Hydra-PEG® coating technology in combination with our Boston® materials and Zenlens™ family of scleral lenses will help eye care professionals provide a better lens wearing experience for their patients with challenging vision needs.
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
•In June 2022, we launched Revive™ custom soft contact lenses in the United States. Revive™ is a new family of customizable soft contact lenses, which are available in spherical, toric, multifocal and multifocal toric options and are designed to meet the vision needs of more patients, including those with high or unique prescriptions.
Consumer Eye Care Pipeline

We have built and strengthened our consumer eye care product pipeline through internal development initiatives and external business development opportunities and intend to continue developing our pipeline through a combination of internal and external business development initiatives. Our consumer eye care product pipeline includes:
◦LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. We launched this product in the U.S. in May 2018 and received Canadian approval in May 2022. Currently, we have several new line formulations under development. The first Phase 3 study in support of these line extensions has initiated. Additional studies are expected to commence in the second half of 2022.
◦Renu® Advanced Multi-Purpose Solution (“MPS”) - Contains a triple disinfectant system that kills 99.9% of germs tested, and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfect, rinse and store soft contact lenses including those composed of silicone hydrogels. Prior to 2022, Renu® Advanced MPS was launched in India, Mexico, Korea, Turkey and Greece and gained regulatory approvals in Indonesia, Malaysia, Singapore, the European Union, Belarus and China. In 2022, Renu® Advanced MPS was launched in Taiwan, Czech Republic, Israel, Poland, Slovakia. We anticipate launches in China, Taiwan, Argentina and the Latin America region during 2022 and launches in additional regions in 2023 and 2024.
◦Biotrue® Hydration Plus Multi-Purpose Solution – A next generation Biotrue® MPS that contains 25% more Hyaluronan (HA), triple disinfectant system that kills 99.9% of germs tested, dual surfactant system that provides lens conditioning/cleaning and erythritol providing antioxidant properties. This formulation provides up to 20 hours of hydration. Biotrue® Hydration Plus MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfect, rinse and store soft contact lenses including those composed of silicone hydrogels. Biotrue® Hydration Plus MPS was launched in the U.S. in 2022 and has gained regulatory approval from Health Canada and China’s National Medical Products Administration (“NMPA”). We anticipate launches in Canada and China in 2022 and in 2023, respectively.
◦Preservative Free Biotrue® Hydration Boost lubricant eye drops was launched in the U.S. during June 2021. This formulation is enhanced with Hyaluronan (HA), electrolytes, an anti-oxidant and marketed in a preservative free multi-dose container. Additional line extensions are currently under development.
Ophthalmic Pharmaceutical Pipeline
We intend to strengthen our innovative pharmaceuticals pipeline through internal development and external business development opportunities with a focus on life cycle management, generics and biosimilars, dry eye and “back of the eye” diseases. Our range of ophthalmic pharmaceutical pipeline products are described below:
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
•In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH (the “Novaliq License”) for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug that if approved by the FDA will have a novel mechanism of action to treat dry eye disease (“DED”) associated with Meibomian Gland Dysfunction (“MGD”). In April 2021, we announced statistically significant topline data from the first of two Phase 3 studies, and in September 2021, we announced statistically significant topline data from the second Phase 3 study. The New Drug Application was filed with the FDA in June 2022, and, if approved, we anticipate launching in the U.S. in 2023. If approved by the FDA, we believe the addition of this investigational treatment for DED with MGD will help build upon our strong portfolio of integrated eye health products.
•Under the terms of an October 2020 agreement with Eyenovia, Inc., we have acquired an exclusive license (the “Eyenovia License”) in the U.S. and Canada for the development and commercialization of an investigational microdose formulation of atropine ophthalmic solution; a potentially first-in-class investigational treatment of the reduction of pediatric myopia progression. Microdose administration is designed to result in low systemic and ocular drug exposure. We expect to complete enrollment for a Phase 3 study during the first quarter of 2023. If approved by the FDA, we believe this investigational product could potentially change the treatment paradigm for the reduction of myopia progression in children.

•In May 2020, we entered into an exclusive license agreement (the “STADA-Xbrane License”) with STADA Arzneimittel AG and its development partner, Xbrane Biopharma AB (“Xbrane”), to commercialize in the U.S. and Canada a biosimilar candidate to Lucentis® (ranibizumab), a VEGF inhibitor used in the treatment of serious eye diseases, such as wet AMD. We expect that Xbrane will resubmit the abbreviated Biologics License Application (“aBLA”) for the product by the end of 2022 and we anticipate launching the product in the U.S. in late 2023 or early 2024 (depending on the exact timing of such resubmission).
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
•We are expanding our portfolio of premium IOLs built on the enVista® platform with Monofocal Plus, EDOF and Trifocal optical designs for presbyopia correction. We expect that they will be commercialized together with a new preloaded inserter with two options: non-Toric, as well as Toric for astigmatism patients. We anticipate launching Monofocal Plus, Trifocal and EDOF optical designs for presbyopia in the U.S. in 2023, 2024 and 2025/2026, respectively.
•We are developing a new generation Phaco and Vitroretinal combined surgical system that we expect will be a future innovation that builds on the existing Stellaris Elite® vision enhancement system by introducing a new fluidics system, enhancing interconnectivity and networking, expanding surgical parameters and offering a wide range of new peripherals to enhance the surgeons’ control throughout the surgical procedures.
•We are developing two new femto lasers with advanced technology that we expect to launch in 2024. These products are designed for the cataract and refractive surgery markets.
•We are developing new innovative, personalized corneal treatments for our Teneo Excimer laser, which we expect to launch in the U.S. in 2023.
•New Ophthalmic Viscosurgical Device (“OVD”) product - A formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during IOL delivery. A clinical study report was completed for the cohesive OVD product (StableVisc™) during the second quarter of 2022. FDA approval is expected in the fourth quarter of 2022 and launch is expected in the first quarter of 2023. In addition, in March 2021, we received Premarket Approval from the FDA for Clearvisc™ dispersive OVD, which we launched in the U.S. in June 2021.
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
In addition, during July 2022, we entered into an exclusive European distribution agreement with Sanoculis Ltd. ("Sanoculis") for Sanoculis' Minimally Invasive Micro Sclerostomy ("MIMS®"). MIMS® is an innovative minimally invasive surgical procedure for the treatment of glaucoma. We also made an equity investment in Sanoculis as part of a Series C round of funding and have an option to acquire all of the assets of Sanoculis. We believe this distribution agreement, as well as the equity stake and option, will help build upon our strong portfolio of integrated eye health products.
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
To further help us meet the anticipated demand of our contact lenses, in 2020, we initiated an expansion of our Lynchburg distribution center. The new facility is expected to create new jobs over the next five years and expand the overall site to 200,000 square feet, which will provide distribution capabilities for medical devices, primarily contact lens products, and be the main point of distribution for these products in the U.S. This expansion program is expected to be completed in the second half of 2022.
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia, Belarus and specific areas of Ukraine have continued, the war has increasingly affected economic and global financial markets and exacerbated ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption.
Our revenues attributable to Russia for the six months ended June 30, 2022 and 2021 were $47 million and $42 million, respectively. Our revenues attributable to Ukraine for the six months ended June 30, 2022 and 2021 were $3 million and $4 million, respectively. Our revenues attributable to Belarus for the six months ended June 30, 2022 and 2021 were $1 million and $3 million, respectively. As the geopolitical situation in Eastern Europe continues to intensify, political events and sanctions are continually changing, and we continue to assess the impact of the Russia-Ukraine war will have on our businesses. These impacts may include but are not limited to: (i) interruptions or stoppage of production, (ii) damage or loss of inventories, (iii) supply-chain and product distribution disruptions in Eastern Europe, (iv) volatility in commodity prices and currencies, (v) disruption in banking systems and capital markets, (vi) reductions in sales and earnings of business in affected areas, (vii) increased costs and (viii) cyberattacks.
To date, these challenges have not yet had a material impact on our operations; however, the ongoing conflict in this region and the sanctions and other actions by the global community in response has hindered (and we anticipate will continue to hinder) our ability to conduct business with customers and vendors in this region. For example, we expect to experience further disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We may also experience further decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we may experience difficulties in collecting receivables from such customers. If we continue to be hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. We cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to or suspension of our business and operations in Russia, Belarus and Ukraine may have a material adverse impact on our business, financial condition, cash flows and results of operations. We will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on our businesses.
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
The outbreak of the omicron variant in China in 2022 has resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China have impacted the demand for certain products, particularly our contact lens and consumer eye care products, as shelter in place orders limit the demand and need for the use of contact lenses and related products. Our revenues in China for the six months ended June 30, 2022 and 2021 were $158 million and $183 million, respectively, a decrease of $25 million and, in part, reflects the challenges created by the surge of the omicron variant in China. We expect the impact on our revenues from the headwinds from China’s COVID policies and lockdowns that we saw during the first half of 2022 to normalize in the second half of 2022, although there can be no assurance they will do so. Additionally, government enforced lockdowns have caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. Through the date of this filing, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes. However, as the impacts of global reaction to the COVID-19 pandemic remains a fluid situation, we continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in order to timely address new issues if and when they arise.
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

Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024. The Inclusive Framework plan has now been agreed to by 141 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2024. On December 20, 2021, the OECD published model rules to implement the pillar two rules, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. Some further guidance on the plan and the related rules has been published, with additional guidance expected to be published in 2023. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. While we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, and it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate could have a material effect on our liability for corporate taxes and our consolidated effective tax rate.
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
In 2018, we faced uncertainties due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA. However, we believe there is low likelihood of repeal of the ACA, given the recent failure of the Senate’s multiple attempts to repeal various combinations of ACA provisions and the change in the U.S. Presidential administration. There is no assurance that any replacement or administrative modifications of the ACA will not adversely affect our business and financial results, particularly if the replacing legislation reduces incentives for employer-sponsored insurance coverage, and we cannot predict how future federal or state legislative or administrative changes relating to the reform will affect our business.
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
In 2019, the Government of Canada (Health Canada) published in the Canada Gazette the new pricing regulation for patented drugs. These regulations were scheduled to become effective on July 1, 2021, but were delayed to July 1, 2022. The new regulations, among other things, change the mechanics of establishing the pricing for products submitted for approval after August 21, 2019 and the number and composition of reference countries used to determine if a drug’s price is excessive. While we do not believe this will have a significant impact on our future cash flows, as additional facts materialize, we cannot provide assurance as to the ultimate content, timing, effect or impact of such regulations.
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
See Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements, as well as Note 18, “LEGAL PROCEEDINGS” of our Combined Financial Statements for the year ended December 31, 2021, which are included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and Bausch + Lomb’s supplemented PREP prospectus filed with the CSA on May 5, 2022, for further details regarding certain of these infringement proceedings.
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

FINANCIAL PERFORMANCE HIGHLIGHTS
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation. The following table provides selected unaudited financial information for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2022	2021	Change	2022	2021	Change
Revenues	$941	$934	$7	$1,830	$1,815	$15
Operating income	$56	$58	$(2)	$110	$143	$(33)
Income before provision for income taxes	$27	$67	$(40)	$56	$144	$(88)
Net income attributable to Bausch + Lomb Corporation	$5	$44	$(39)	$25	$71	$(46)
Basic and diluted income per share attributable to Bausch + Lomb Corporation	$0.01	$0.13	$(0.12)	$0.07	$0.20	$(0.13)
Financial Performance
Summary of the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Revenues for the three months ended June 30, 2022 and 2021 were $941 million and $934 million, respectively, an increase of $7 million, or 1%. The increase was attributable to increases in: (i) volumes, primarily in our Vision Care and Surgical segments and (ii) net realized pricing, primarily in our Vision Care segment. These increases were partially offset by: (i) the unfavorable impact of foreign currencies across all our international businesses and (ii) the impact of divestitures and discontinuations.
Operating income for the three months ended June 30, 2022 and 2021 was $56 million and $58 million, respectively, a decrease of $2 million which reflects, among other factors:
•a decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $6 million, primarily driven by higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs, partially offset by the increase in revenues. The higher manufacturing variances were partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier, as discussed below;
•an increase in selling, general and administrative ("SG&A") expenses of $10 million, primarily attributable to: (i) higher professional fees, (ii) higher selling expenses and (iii) higher compensation expenses, partially offset by the favorable impact of foreign currencies;
•an increase in R&D of $4 million primarily due to higher medical device regulation costs;
•a decrease in Amortization of intangible assets of $13 million, primarily due to fully amortized intangible assets no longer being amortized in 2022; and
•a favorable change in Other (income) expense, net of $4 million, primarily due to: (i) a fair value adjustment related to acquisition-related contingent consideration and (ii) lower asset impairment charges, partially offset by higher restructuring, integration and separation costs.
Operating income for the three months ended June 30, 2022 and 2021 was $56 million and $58 million, respectively, and includes non-cash charges for Depreciation and amortization of intangible assets of $98 million and $111 million and Share-based compensation of $11 million and $15 million, respectively.
Income before provision for income taxes for the three months ended June 30, 2022 and 2021 was $27 million and $67 million, respectively, a decrease of $40 million and is primarily attributable to: (i) an increase in interest expense of $44 million and (ii) the decrease in our operating results of $2 million, as previously discussed, partially offset by a favorable net change in Foreign exchange and other of $5 million.
Net income attributable to Bausch + Lomb for the three months ended June 30, 2022 was $5 million, as compared to Net income attributable to Bausch + Lomb for the three months ended June 30, 2021 of $44 million, a decrease in our results of $39 million and was primarily due to the decreases in Income before provision for income taxes of $40 million, as previously discussed, partially offset by a decrease in the Provision for income taxes of $1 million.

Summary of the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenues for the six months ended June 30, 2022 and 2021 were $1,830 million and $1,815 million, respectively, an increase of $15 million, or 1%. The increase was attributable to: (i) increases in volumes in each of our segments and (ii) an increase in net realized pricing in our Vision Care segment, partially offset by decreases in net realized pricing in our Ophthalmic Pharmaceuticals segment. These increases were also partially offset by: (i) the unfavorable impact of foreign currencies across all our international businesses and (ii) the impact of divestitures and discontinuations.
Operating income for the six months ended June 30, 2022 and 2021 was $110 million and $143 million, respectively, a decrease of $33 million which reflects, among other factors:
•a decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $12 million, primarily driven by: (i) higher manufacturing variances and (ii) year-over-year changes in product mix. The higher manufacturing variances were partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier, as discussed below;
•an increase in SG&A expenses of $35 million, primarily attributable to: (i) higher selling, advertising and promotional expenses, (ii) higher professional service fees and (iii) higher compensation expenses partially offset by the favorable impact of foreign currencies;
•an increase in R&D of $14 million primarily due to higher medical device regulation costs;
•a decrease in Amortization of intangible assets of $24 million, primarily due to fully amortized intangible assets no longer being amortized in 2022; and
•a decrease in Other expense, net of $4 million, primarily due to: (i) a fair value adjustment related to acquisition-related contingent consideration and (ii) lower asset impairment charges, partially offset by higher restructuring, integration and separation costs.
Operating income for the six months ended June 30, 2022 and 2021 was $110 million and $143 million, respectively, and includes non-cash charges for Depreciation and amortization of intangible assets of $193 million and $217 million and Share-based compensation of $27 million and $29 million, respectively.
Income before provision for income taxes for the six months ended June 30, 2022 and 2021 was $56 million and $144 million, respectively, a decrease of $88 million and is primarily attributable to: (i) an increase in interest expense of $64 million and (ii) the decrease in our operating results of $33 million, as previously discussed, partially offset by a favorable net change in Foreign exchange and other of $8 million.
Net income attributable to Bausch + Lomb for the six months ended June 30, 2022 and 2021 was $25 million and $71 million, respectively, a decrease in our results of $46 million and was primarily due to the decreases in Income before provision for income taxes of $88 million, as previously discussed, partially offset by a decrease in the Provision for income taxes of $42 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Revenues
Product sales	$935	$928	$7	$1,818	$1,802	$16
Other revenues	6	6	—	12	13	(1)
	941	934	7	1,830	1,815	15
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	377	364	13	723	695	28
Cost of other revenues	2	3	(1)	4	5	(1)
Selling, general and administrative (Note 4)	368	358	10	711	676	35
Research and development (Note 4)	75	71	4	152	138	14
Amortization of intangible assets	64	77	(13)	129	153	(24)
Other (income) expense, net	(1)	3	(4)	1	5	(4)
	885	876	9	1,720	1,672	48
Operating income	56	58	(2)	110	143	(33)
Interest income	1	—	1	1	—	1
Interest expense (Note 4)	(44)	—	(44)	(64)	—	(64)
Foreign exchange and other	14	9	5	9	1	8
Income before provision for income taxes	27	67	(40)	56	144	(88)
Provision for income taxes	(20)	(21)	1	(26)	(68)	42
Net income	7	46	(39)	30	76	(46)
Net income attributable to noncontrolling interest	(2)	(2)	—	(5)	(5)	—
Net income attributable to Bausch + Lomb Corporation	$5	$44	$(39)	$25	$71	$(46)

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
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
Our revenues were $941 million and $934 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $7 million, or 1%. The increase was attributable to increases in: (i) volumes of $41 million and (ii) net realized pricing of $15 million, within Vision Care. The increase in volumes was due to: (i) our consumer eye care business, driven by: (a) increased demand for Lumify®, Biotrue® and PreserVision® and (b) the non-recurrence of a third-party supplier quality issue, which negatively impacted the prior year revenues of certain consumer eye care products, as discussed below and (ii) increased demand of consumables and intraocular lenses within our Surgical segment, partially offset by: (i) a decrease in volume in our international contact lens business, primarily driven by the impact of the COVID-19 pandemic in China and (ii) a decrease in volume in our U.S. Ophthalmic Pharmaceuticals business, primarily driven by the impact of generic competition on certain products that had previously lost exclusivity, such as Lotemax® Gel, Lotemax® Suspension and Bepreve®. The overall increases in revenues and net realized pricing were partially offset by: (i) the unfavorable impact of foreign currencies across all our international businesses of $46 million primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $3 million, related to the discontinuation of certain products.
The changes in our segment revenues and segment profits for the three months ended June 30, 2022 are discussed in further detail in the respective subsequent sections titled “—Reportable Segment Revenues and Profits.”
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,302	100.0%	$1,268	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	83	6.40%	87	6.90%
Returns	17	1.30%	26	2.00%
Rebates	142	10.90%	138	10.90%
Chargebacks	119	9.10%	84	6.60%
Distribution fees	6	0.50%	5	0.40%
Total provisions	367	28.20%	340	26.80%
Net product sales	935	71.80%	928	73.20%
Other revenues	6		6
Revenues	$941		$934

Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 28.2% and 26.8% for the three months ended June 30, 2022 and 2021, respectively, an increase of 1.4% percentage points, and is primarily attributable to the increase in chargebacks as a percentage of revenues. Chargebacks were $119 million and $84 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $35 million. The increase in chargebacks is primarily attributable to our generics portfolio as a result of product and customer mix and lower contract pricing due to increased competition on certain products.
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
Cost of goods sold was $377 million and $364 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $13 million or 4%. The increase was primarily driven by: (i) higher volumes, as previously discussed and (ii) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs, partially offset by the favorable impact of foreign currencies. The higher manufacturing variances were partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier, as discussed below. We continue to monitor the impact of inflationary pressures on our operating results, particularly on our manufacturing costs, and we expect higher year over year manufacturing variances for the remainder of 2022 as a result of inflation.
During the three months ended June 30, 2021, we were notified by a third-party supplier of sterilization services for our lens care solution bottles and caps at our Milan, Italy facility, of inconsistencies in the sterilization data versus certificates of conformance previously submitted to us by that supplier. Based on our internal Health and Safety Analysis, it was determined that this issue did not affect the safety or performance of any of our products and was limited to a specific number of lots for certain consumer eye care products within our Vision Care segment. However, out of an abundance of caution and working with the appropriate notified body and responsible health authorities, we contained and/or recalled down to the consumer level the limited number of affected lots of products resulting in $7 million of manufacturing variances and $6 million of returns during the three months ended June 30, 2021. Further, although our Greenville, South Carolina facility increased production to support some of the demand in the near term, due to the limited availability of qualified materials, production at the Milan facility could not keep up with demand which negatively impacted our sales for the affected products in this region during the three months ended June 30, 2021. During the third quarter of 2021, we had removed this supplier from our Approved Supplier List and qualified another sterilization supplier, who, along with an existing secondary supplier, will provide bottle sterilization, thereby allowing our Milan facility to return to full production capacity.
Cost of goods sold as a percentage of Product sales was 40.3% and 39.2% for the three months ended June 30, 2022 and 2021, respectively, an increase of 1%, primarily attributable to higher manufacturing variances, as previously discussed, partially offset by the increase in net realized pricing.
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
SG&A expenses were $368 million and $358 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $10 million or 3%. The increase was primarily attributable to: (i) higher professional fees, (ii) higher selling expenses, primarily related to freight and travel and entertainment costs and (iii) higher compensation expenses, partially offset by the favorable impact of foreign currencies.
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
R&D expenses were $75 million and $71 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $4 million, or 6%. R&D expenses as a percentage of Product sales were approximately 8.0% and 8.0% for the three months ended June 30, 2022 and 2021, respectively. The increase in R&D expenses is primarily due to higher medical device regulation costs.
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
Amortization of Intangible assets was $64 million and $77 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $13 million primarily due to fully amortized intangible assets no longer being amortized in 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other (income) expense, net
Other (income) expense, net for the three months ended June 30, 2022 and 2021 consists of the following:

	Three Months Ended June 30,
(in millions)	2022	2021
Asset impairments	$—	$2
Restructuring, integration and separation costs	4	—
Acquired in-process research and development costs	—	1
Acquisition-related contingent consideration	(5)	—
Other (income) expense, net	$(1)	$3
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt premiums, discounts and deferred issuance costs on indebtedness under our credit facilities and interest due on a promissory note to BHC.
Interest expense was $44 million and $0 for the three months ended June 30, 2022 and 2021, respectively, an increase of $44 million. The increase is primarily attributable to interest associated with: (i) the Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) entered into May 2022 and (ii) BHC Purchase Debt (as defined below) entered into in January 2022. See Note 10, “CREDIT FACILITIES” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the Term Facility.
On January 1, 2022, in anticipation of the B+L IPO, Bausch + Lomb issued a $2,200 million promissory note to BHC (the “BHC Purchase Debt”) in conjunction with a legal reorganization. Included in Interest expense for the three months ended June 30, 2022 was $27 million of interest attributed to the BHC Purchase Debt. The BHC Purchase Debt was repaid in full on May 10, 2022. See Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany loans and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net income of $14 million and $9 million for the three months ended June 30, 2022 and 2021, respectively.

Income Taxes
Provision for income taxes were $20 million and $21 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $1 million. The decrease in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) changes in uncertain tax positions, (b) the filing of certain tax returns and (c) a change in the deduction for stock compensation.
See Note 16, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
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
•The Ophthalmic Pharmaceuticals segment consists of sales of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and the treatment of a number of eye conditions such as glaucoma, ocular hypertension and retinal diseases.
•The Surgical segment consists of sales of tools and technologies for the treatment of cataracts, and vitreous and retinal eye conditions and includes intraocular lenses and delivery systems, phacoemulsification equipment and other surgical instruments and devices.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets and Other (income) expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 19, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Income before provision for income taxes.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended June 30, 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022		2021		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$589	63%	$556	59%	$33	6%
Ophthalmic Pharmaceuticals	168	18%	193	21%	(25)	(13)%
Surgical	184	19%	185	20%	(1)	(1)%
Total revenues	$941	100%	$934	100%	$7	1%

Segment Profits / Segment Profit Margins
Vision Care	$145	25%	$121	22%	$24	20%
Ophthalmic Pharmaceuticals	52	31%	78	40%	(26)	(33)%
Surgical	11	6%	13	7%	(2)	(15)%
Total segment profits	$208	22%	$212	23%	$(4)	(2)%
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
The following table presents a reconciliation of Revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Vision Care	$589	$29	$618	$556	$—	$556	$62	11%
Ophthalmic Pharmaceuticals	168	6	174	193	—	193	(19)	(10)%
Surgical	184	11	195	185	(3)	182	13	7%
Total	$941	$46	$987	$934	$(3)	$931	$56	6%
Vision Care Segment:
Vision Care Segment Revenue
The Vision Care segment revenue was $589 million and $556 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $33 million, or 6%. The increase was driven by: (i) an increase in volumes of $33 million, primarily due to: (a) increased demand for Lumify®, Biotrue® and PreserVision® within our consumer eye care business and (b) the non-recurrence of a third-party supplier quality issue on the prior year revenues of certain consumer eye care products, as previously discussed and (ii) an increase in net pricing of $29 million primarily within our consumer eye care business. The increases were partially offset by: (i) the unfavorable impact of foreign currencies of $29 million, primarily in Europe and Asia and (ii) a decrease in volume in our international contact lens business, driven by the impact of the COVID-19 pandemic in China.
Vision Care Segment Profit
The Vision Care segment profit was $145 million and $121 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $24 million, or 20%. The increase was primarily driven by: (i) the increase in volumes and net realized pricing as previously discussed and (ii) lower advertising and promotional expenses. These increases were partially offset by: (i) inflationary pressures related to certain manufacturing costs, primarily within our contact lens business and (ii) the unfavorable impact of foreign currencies. The higher manufacturing costs were partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier, as discussed above.

Ophthalmic Pharmaceuticals Segment:
Ophthalmic Pharmaceuticals Segment Revenue
The Ophthalmic Pharmaceuticals segment revenue was $168 million and $193 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $25 million, or 13%. The decrease was driven by: (i) a decrease in net realized pricing of $15 million primarily attributable to higher chargeback rates for certain generics products as a result of product and customer mix and lower contract pricing due to increased competition on certain products, (ii) the unfavorable impact of foreign currencies of $6 million, primarily in Europe and (iii) the decrease in volumes of $4 million in the U.S. primarily driven by the impact of generic competition on certain products that had previously lost exclusivity, such as Lotemax® Gel, Lotemax® Suspension and Bepreve®.
Ophthalmic Pharmaceuticals Segment Profit
The Ophthalmic Pharmaceuticals segment profit was $52 million and $78 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $26 million, or 33%. The decrease was primarily driven by: (i) the decrease in net realized pricing, as previously discussed and (ii) higher advertising and promotional costs, primarily attributable to the launch of XIPERE® in the first quarter of 2022.
Surgical Segment:
Surgical Segment Revenue
The Surgical segment revenue was $184 million and $185 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $1 million, or 1%. The decrease was driven by: (i) the unfavorable effect of foreign currencies of $11 million, primarily in Europe and (ii) the impact of divestitures and discontinuations of $3 million, related to the discontinuation of certain products. These decreases were partially offset by: (i) an increase in volumes of $12 million, primarily due to increased demand of consumables and intraocular lenses and (ii) an increase in net realized pricing of $1 million.
Surgical Segment Profit
The Surgical segment profit was $11 million and $13 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $2 million, or 15%. The decrease was primarily driven by: (i) higher selling expenses and (ii) the unfavorable impact of foreign currencies. These decreases were partially offset by the increase in volumes, as previously discussed.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Revenues
Our revenues were $1,830 million and $1,815 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $15 million, or 1%. The increase was attributable to increases in: (i) volumes of $88 million across each of our segments and (ii) net realized pricing of $8 million. The increase in volumes was primarily driven by: (i) our consumer eye care business, driven by: (a) increased demand for Lumify®, Biotrue® and PreserVision® and (b) the non-recurrence of a third-party supplier quality issue on the prior year revenues of certain consumer eye care products, as discussed above and (ii) increased demand of consumables and intraocular lenses within our Surgical segment, partially offset by a decrease in volume in our international contact lens business, primarily driven by the impact of the COVID-19 pandemic in China. These increases were partially offset by: (i) the unfavorable impact of foreign currencies across all our international businesses of $75 million, primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $6 million, related to the discontinuation of certain products.
The changes in our segment revenues and segment profits for the six months ended June 30, 2022 are discussed in further detail in the respective subsequent sections titled “—Reportable Segment Revenues and Profits.”
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$2,505	100.0%	$2,428	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	160	6.40%	163	6.70%
Returns	35	1.40%	45	1.90%
Rebates	270	10.80%	256	10.50%
Chargebacks	211	8.50%	153	6.30%
Distribution fees	11	0.40%	9	0.40%
Total provisions	687	27.40%	626	25.80%
Net product sales	1,818	72.60%	1,802	74.20%
Other revenues	12		13
Revenues	$1,830		$1,815
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 27.4% and 25.8% for the six months ended June 30, 2022 and 2021, respectively, an increase of 1.6 percentage points, and is primarily attributable to the increase in chargebacks as a percentage of revenues. Chargebacks were $211 million and $153 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $58 million. The increase in chargebacks is primarily attributable to our generics portfolio as a result of product and customer mix and lower contract pricing due to increased competition on certain products.
Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $723 million and $695 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $28 million or 4%. The increase was primarily driven by: (i) higher volumes, as previously discussed and (ii) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs, partially offset by the favorable impact of foreign currencies. The higher manufacturing variances were partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier, as discussed above. We continue to monitor the impact of inflationary pressures on our operating results, particularly on our manufacturing costs, and we expect higher year over year manufacturing variances for the remainder of 2022 as a result of inflation.

Cost of goods sold as a percentage of Product sales was 39.8% and 38.6% for the six months ended June 30, 2022 and 2021, respectively, an increase of 1.2% primarily attributable to: (i) higher manufacturing variances and (ii) year-over-year changes in product mix.
Selling, General and Administrative Expenses
SG&A expenses were $711 million and $676 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $35 million or 5%. The increase was primarily attributable to: (i) higher selling, advertising and promotional expenses, (ii) higher professional service fees and (iii) higher compensation expenses partially offset by the favorable impact of foreign currencies.
We expect to incur higher SG&A costs going forward as a standalone entity due to dis-synergies that result from the Separation.
Research and Development Expenses
R&D expenses were $152 million and $138 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $14 million, or 10%. R&D expenses as a percentage of Product sales were approximately 8% and 8% for the six months ended June 30, 2022 and 2021, respectively.
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
Amortization of Intangible Assets
Amortization of Intangible assets was $129 million and $153 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $24 million primarily due to fully amortized intangible assets no longer being amortized in 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the six months ended June 30, 2022 and 2021 consists of the following:

	Six Months Ended June 30,
(in millions)	2022	2021
Asset impairments	$—	$3
Restructuring, integration and separation costs	6	1
Acquired in-process research and development costs	—	1
Acquisition-related contingent consideration	(5)	—
Other expense, net	$1	$5
Non-Operating Income and Expense
Interest Expense
Interest expense was $64 million and $0 for the six months ended June 30, 2022 and 2021, respectively, an increase of $64 million. The increase is primarily attributable to interest associated with: (i) the Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) entered into May 2022 and (ii) BHC Purchase Debt entered into in January 2022. See Note 10, “CREDIT FACILITIES” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the Term Facility.

On January 1, 2022, in anticipation of the B+L IPO, Bausch + Lomb issued BHC Purchase Debt consisting of $2,200 million promissory note to BHC in conjunction with a legal reorganization. Included in Interest expense for the six months ended June 30, 2022 was $47 million of interest attributed to the BHC Purchase Debt. The BHC Purchase Debt was repaid in full on May 10, 2022. See Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a net income of $9 million and $1 million for the six months ended June 30, 2022 and 2021, respectively.
Income Taxes
Provision for income taxes were $26 million and $68 million for the six months ended June 30, 2022 and 2021, respectively, a favorable change of $42 million. The decrease in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) internal restructurings in 2021, (b) the filings of certain tax returns and (c) a change in the deduction for stock compensation.
See Note 16, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the six months ended June 30, 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022		2021		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$1,149	63%	$1,112	61%	$37	3%
Ophthalmic Pharmaceuticals	323	18%	356	20%	(33)	(9)%
Surgical	358	19%	347	19%	11	3%
Total revenues	$1,830	100%	$1,815	100%	$15	1%

Segment Profits / Segment Profit Margins
Vision Care	$304	26%	$286	26%	$18	6%
Ophthalmic Pharmaceuticals	92	28%	134	38%	(42)	(31)%
Surgical	26	7%	29	8%	(3)	(10)%
Total segment profits	$422	23%	$449	25%	$(27)	(6)%
The following table presents a reconciliation of Revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the six months ended June 30, 2022 and 2021. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Vision Care	$1,149	$48	$1,197	$1,112	$—	$1,112	$85	8%
Ophthalmic Pharmaceuticals	323	10	333	356	—	356	(23)	(6)%
Surgical	358	17	375	347	(6)	341	34	10%
Total	$1,830	$75	$1,905	$1,815	$(6)	$1,809	$96	5%

Vision Care Segment:
Vision Care Segment Revenue
The Vision Care segment revenue was $1,149 million and $1,112 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $37 million, or 3%. The increase was driven by: (i) an increase in volumes of $50 million and (ii) an increase in net pricing of $35 million. The increase in volumes was primarily due to: (i) increased demand for Lumify®, Biotrue® and PreserVision® within our consumer eye care business and (ii) the non-recurrence of a third-party supplier quality issue on the prior year revenues of certain consumer eye care products, as previously discussed, partially offset by a decrease in volumes in our international contact lens business, driven by the impact of the COVID-19 pandemic in China. These increases were partially offset by the unfavorable impact of foreign currencies of $48 million, primarily in Europe and Asia.
Vision Care Segment Profit
The Vision Care segment profit was $304 million and $286 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $18 million, or 6%. The increase was primarily driven by: (i) the increase in volumes and net realized pricing as previously discussed and (ii) lower G&A expenses in the U.S. contact lens and consumer eye care businesses. These increases were partially offset by: (i) higher manufacturing variances, primarily as a result of inflationary pressures related to certain manufacturing costs, (ii) the unfavorable impact of foreign currencies and (iii) higher selling expenses primarily due to increased freight costs. The higher manufacturing costs were partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier, as discussed above.
Ophthalmic Pharmaceuticals Segment:
Ophthalmic Pharmaceuticals Segment Revenue
The Ophthalmic Pharmaceuticals segment revenue was $323 million and $356 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $33 million, or 9%. The decrease was driven by: (i) a decrease in net realized pricing of $30 million due to higher chargeback rates for certain generics products as a result of product and customer mix and lower contract pricing due to increased competition on certain products and (ii) the unfavorable impact of foreign currencies of $10 million, partially offset by an increase in volumes of $7 million, primarily in Europe.
Ophthalmic Pharmaceuticals Segment Profit
The Ophthalmic Pharmaceuticals segment profit was $92 million and $134 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $42 million, or 31%. The decrease was primarily driven by: (i) the decrease in net realized pricing, as previously discussed and (ii) higher selling, advertising and promotional expenses.
Surgical Segment:
Surgical Segment Revenue
The Surgical segment revenue was $358 million and $347 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $11 million, or 3%. The increase was driven by: (i) an increase in volumes of $31 million, primarily due to increased demand of consumables and intraocular lenses and (ii) an increase in net realized pricing of $3 million. These increases were partially offset by: (i) the unfavorable effect of foreign currencies of $17 million, primarily in Europe and (ii) the impact of divestitures and discontinuations of $6 million, related to the discontinuation of certain products.
Surgical Segment Profit
The Surgical segment profit was $26 million and $29 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $3 million, or 10%. The decrease was primarily driven by: (i) higher selling, advertising and promotional expenses, (ii) higher R&D expenses and (iii) the unfavorable impact of foreign currencies. These decreases were partially offset by the increase in volumes, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2022	2021	Change
Net cash provided by operating activities	$159	$438	$(279)
Net cash used in investing activities	(76)	(93)	17
Net cash provided by (used in) financing activities	197	(297)	494
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(11)	(5)	(6)
Net increase in cash and cash equivalents and restricted cash	269	43	226
Cash and cash equivalents and restricted cash, beginning of period	177	238	(61)
Cash and cash equivalents and restricted cash, end of period	$446	$281	$165
Operating Activities
Net cash provided by operating activities was $159 million and $438 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $279 million. The decrease is primarily attributable to: (i) the change in our operating assets and liabilities, primarily driven by the timing of payments in the ordinary course of business, (ii) the change in deferred income taxes and (iii) the decrease in our operating results, as previously discussed.
Investing Activities
Net cash used in investing activities was $76 million and $93 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $17 million and was primarily driven by a decrease in Purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $197 million for the six months ended June 30, 2022 as compared to Net cash used in financing activities of $297 million for the six months ended June 30, 2021, an increase of $494 million. The increase is primarily attributable to the issuance of long-term debt, net of $2,440 million, related to the Term Facility (defined below), partially offset by intercompany transactions between Bausch + Lomb and our parent company, BHC. These intercompany transactions include: (i) Net transfers to BHC of $2,271 million and $297 million for the six months ended June 30, 2022 and 2021, respectively and (ii) Net borrowings under BHC pooled financing arrangements of $31 million and $0 for the six months ended June 30, 2022 and 2021, respectively. For further details regarding Net transfers to BHC, see Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as available from our Revolving Credit Facility (as defined below), and issuances of other long-term debt, additional equity and equity-linked securities not anticipated as of the date of this filing. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.
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
Long-term Debt
Prior to the B+L IPO, we participated in BHC’s cash management arrangements, and generally all of our excess cash was transferred to BHC periodically. Cash disbursements for operations and/or investing activities were funded as needed by BHC. Cash and cash equivalents and Restricted cash as presented in our Combined Financial Statements for the year ended December 31, 2021, which are included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s

supplemented PREP prospectus as filed with the CSA on May 5, 2022 and in our unaudited interim Condensed Consolidated Financial Statements are amounts recorded on legal entities dedicated to Bausch + Lomb.
On May 10, 2022, in connection with the B+L IPO and in order to properly capitalize our business, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”) providing for term loans of $2,500 million with a five-year term to maturity (the “Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility” or such financing, the “Debt Financing”). As of August 4, 2022, the Revolving Credit Facility remains undrawn. The Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loans are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars.
Currently, we are a restricted subsidiary under the BHC Credit Agreement and BHC Indentures, under which BHC had an aggregate amount of $19,556 million in outstanding indebtedness as of June 30, 2022 (which excludes amounts under our Credit Facilities). Although neither we nor our subsidiaries are guarantors of such debt, our status as a restricted subsidiary means that our ability to take certain actions, including the incurrence of debt, will be restricted by the terms of the BHC Credit Agreement and BHC Indentures. We will remain a restricted subsidiary until BHC designates us as “unrestricted”, which is expected to occur at or prior to the distribution anticipated under the proposed Separation. See “Risk Factors—Risks Relating to the Separation—We expect that we will initially remain a restricted subsidiary under BHC's credit facilities and indentures at the time of completion of this offering and will be subject to various covenants under these facilities and indentures, which may adversely affect our operations” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
Description of Credit Facilities
Borrowings under the Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at our option, either (a) a term Secured Overnight Financing Rate ("SOFR")-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at our option, either (a) Canadian Dollar Offered Rate ("CDOR") or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average ("SONIA") (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of S&P, Moody’s and Fitch and (y) the term loan facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s debt rating. In addition, we are required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. We are also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
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
The amortization rate for the Term Facility is 1.00% per annum and the first installment is payable on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. Provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
Credit Ratings
As of the date of this filing, August 4, 2022, the credit ratings and outlook from Moody’s, Standard & Poor’s (“S&P”) and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Outlook
Moody’s		B1	Negative
Standard & Poor’s	CCC+	CCC+	Developing
Fitch	B+	BB+	Rating Watch Evolving
In April 2022, S&P initially assigned Bausch + Lomb a B+ corporate rating and a B+ senior secured rating. On May 31, 2022, S&P lowered these ratings one notch to a B corporate rating and a B senior secured rating. In August 2022, S&P lowered these ratings two notches to a CCC+ corporate rating and a CCC+ senior secured rating simultaneously with its downgrade of the corporate rating and senior secured rating of our parent company BHC. In April 2022, Moody’s initially assigned Bausch + Lomb a Ba2 senior secured rating and, in August 2022, lowered this rating two notches to a B1 senior secured rating, reflecting a similar downgrade assigned to our parent company BHC. In April 2022, Fitch initially assigned Bausch + Lomb a BB- corporate rating and, in August 2022, lowered this rating one notch to a B+ corporate rating, reflecting a similar downgrade assigned to our parent company BHC. As previously discussed, Bausch + Lomb is a restricted subsidiary under the BHC Credit Agreement and BHC Indenture and we will remain a restricted subsidiary until BHC designates us as “unrestricted”, which is expected to occur at or prior to the distribution anticipated under the proposed Separation. We expect Bausch + Lomb’s credit ratings could be capped to that of BHC, until BHC designates us as “unrestricted”.
Any downgrade in our corporate credit ratings or senior secured ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our results of operations, financial condition, capital expenditures, liquidity, or capital resources.
Other Future Cash Requirements
Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring and integration, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We regularly consider further acquisition opportunities within our core therapeutic areas, some of which could be sizable.
In addition to our working capital requirements, as of the date of this filing, August 4, 2022, we expect our primary cash requirements (excluding the repayments to BHC related to the BHC Purchase Debt and capital return as discussed below) for the period July 1, 2022 through December 31, 2022 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $74 million and mandatory debt amortization payments of $13 million for the period July 1, 2022 through December 31, 2022 under our Term Facility and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs;
•Capital expenditures—We expect to make payments of approximately $149 million for property, plant and equipment for the period July 1, 2022 through December 31, 2022 and;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $6 million for the period July 1, 2022 through December 31, 2022. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our Combined Financial Statements for the year ended December 31, 2021, which were included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
Repayment of BHC Purchase Debt and Capital Return
As discussed in detail in Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements, on May 10, 2022, in connection with the B+L IPO, Bausch + Lomb, using the proceeds from the Term Facility of approximately $2,500 million of principal indebtedness and cash on hand: (i) repaid approximately $2,200 million of BHC Purchase Debt, (ii) made $229 million of net distributions to our parent, BHC and affiliates and (iii) paid approximately $47 million of interest on the BHC Purchased Debt. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. We did not receive any proceeds from the sale of the common shares in the B+L IPO. The net proceeds from the B+L IPO were received by the Selling Shareholder.
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
In connection with the Separation, we have incurred and will continue to incur additional costs associated with activities taken to: (i) separate the Bausch + Lomb business from the remainder of BHC and (ii) register the Bausch + Lomb business as an independent publicly traded entity and these costs could be material. During 2022 and until the proposed Separation is completed, if completed, in addition to amounts paid for internal costs incurred in preparing for the separation of Bausch + Lomb from the remainder of BHC, we anticipate making cash payments for third-party costs. These third-party costs include amounts for, but not limited to; legal, consulting, accounting, IT infrastructure and certain other administrative services. While we have begun executing on our plan for the Separation, these payments cannot be reasonably estimated at this time and could be material.
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
Future Litigation
In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 18, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements for further details of these matters. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.
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
OUTSTANDING SHARE DATA
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation.
The registration statement related to the B+L IPO was declared effective on May 5, 2022, and our common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO” on May 6, 2022. Prior to the effectiveness of the registration statement, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, the Selling Shareholder sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount), pursuant to the Bausch + Lomb prospectuses. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters of the B+L IPO partially exercised the over-allotment option granted to them by the Selling Shareholder, and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. Upon the closing of the B+L IPO (after giving effect to the partial exercise of the over-allotment option), BHC directly or indirectly holds 310,449,643 Bausch + Lomb common shares, which represents approximately 88.7% of our common shares.
At August 1, 2022, we had 350,000,000 issued and outstanding common shares. In addition, as of August 1, 2022, we had outstanding approximately 6,400,000 stock options and 3,200,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the Combined Financial Statements for the year ended December 31, 2021 included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, and determined that there were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022, except for: estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic had on the Company’s operations and cash flows as discussed in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Condensed Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement (the “Credit Agreement”) and, during the period in which we remain a restricted subsidiary thereunder, the credit agreement of Bausch Health Companies Inc. (the “BHC Credit Agreement”) and the senior notes indentures of Bausch Health Companies Inc. (the “BHC Indentures”); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company and, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition and the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the anticipated separation from BHC, including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue,” “will,” “may,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “forecast,” “seek,” “strive,” “ongoing,” “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the emergence of variants and sub-variants of COVID-19 (including, but not limited to, the resurgence of COVID-19 cases in China and other countries) and any resulting reinstitution of lockdowns or other restrictions, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants and sub-variants), COVID-19 vaccine immunization rates, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on us, including but not limited to our supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
•the challenges the Company faces as a result of the closing of its recent initial public offering (the “B+L IPO”), including the challenges and difficulties associated with managing an independent, complex business, the transitional services being provided by and to BHC, any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in BHC and/or because they also serve as directors of BHC;

•our status as a controlled company, and the possibility that BHC’s interest may conflict with our interests and the interests of our other shareholders;
•the impact on our business of remaining a restricted subsidiary for a period of time following the B+L IPO under the BHC Credit Agreement and the BHC Indentures, which may adversely affect our operations;
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the expiry of customary lock-ups related to the B+L IPO and achievement of targeted debt leverage ratios, subject to market conditions and receipt of applicable shareholder and other necessary approvals), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC subject to expiring of customary lock-ups, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dissynergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines anticipated by the Company and BHC;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the proposed separation from BHC and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•pricing decisions that we have implemented or may in the future elect to implement at the direction of our recently established Pricing Committee or otherwise;
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
•any downgrade by rating agencies in our or BHC's credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
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
•our ability to retain, motivate and recruit executives and other key employees, including our ability to find a new Chief Executive Officer;
•our ability to implement effective succession planning for our executives and key employees;
•factors impacting our ability to achieve anticipated revenues for our products, including changes in anticipated marketing spend on such products and launch of competing products;
•factors impacting our ability to achieve anticipated market acceptance for our products, including the pricing of such products, effectiveness of promotional efforts, reputation of our products and launch of competing products;
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
•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the United States, Canada and other countries against governmental and other entities and individuals in or associated with Russia, Belarus and parts of Ukraine;
•our ability to obtain, maintain and license sufficient intellectual property rights over our products and enforce and defend against challenges to such intellectual property;

•the ability of BHC to enforce and defend against challenges to its intellectual property in connection with the filing by Norwich Pharmaceuticals Inc. ("Norwich") of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets and the Company's related lawsuit filed against Norwich in connection therewith and the impact of such matter on, among other things, our planned separation or spinoff transaction and the timing thereof;
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
•potential work stoppages, slowdowns or other labor problems at our facilities and the resulting impact on our manufacturing, distribution and other operations;
•economic factors over which we have no control, including changes in inflation as a result of changes in inflationary pressures and otherwise, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
•a potential recession and its impact on revenues, expenses and resulting margins;
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
•the difficulty in predicting the expense, timing and outcome within our legal and regulatory environment, including with respect to approvals by the FDA, Health Canada, the European Medicines Agency (“EMA”) and similar agencies in other jurisdictions, legal and regulatory proceedings and settlements thereof, the protection afforded by our patents and other intellectual and proprietary property, successful generic challenges to our products and infringement or alleged infringement of the intellectual property of others;
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
•the impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Act”) and any potential amendment thereof and other legislative and regulatory health care reforms in the countries in which we operate, including with respect to recent government inquiries on pricing;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk” and “— Inflation Risk”, there have been no material changes to the risk factors as disclosed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
Interest Rate Risk
As of June 30, 2022, we had $2,500 million principal amount of issued variable rate debt. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase or decrease in interest rates would have an annualized pre-tax effect of approximately $25 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as a result of changes in effective interest rates, it is not subject to changes in fair value.

Inflation Risk
We are subject to price control restrictions on our pharmaceutical products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
For additional information, see Note 18, “LEGAL PROCEEDINGS” of notes to the unaudited interim Condensed Consolidated Financial Statements.
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
During the six months ended June 30, 2022, we issued shares to BHC in connection with the Separation and to facilitate the B+L IPO pursuant to the exemption from registration in Section 4(a)(2) of the Act because the offer and issuance of the shares did not involve a public offering. There were no other unregistered sales of equity securities by the Company during the six months ended June 30, 2022.
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

10.2
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. †#

10.3
Amendment to Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 10.4.1 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.4
Director Appointment and Nomination Agreement between Bausch + Lomb Corporation and the Icahn Group dated as of April 28, 2022, originally filed as Exhibit 10.25 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.5
Amended and Restated Director Appointment and Nomination Agreement between Bausch + Lomb Corporation and the Icahn Group dated as of June 21, 2022, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on June 23, 2022, which is incorporated by reference herein.

10.6
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

Bausch + Lomb Corporation (Registrant)

Date:	August 4, 2022	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2022	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1
Amendment to Master Separation Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 10.1.1 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.2
Arrangement Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation and the other parties thereto, dated as of April 28, 2022, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. †#

10.3
Amendment to Tax Matters Agreement by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, dated as of April 28, 2022, originally filed as Exhibit 10.4.1 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.4
Director Appointment and Nomination Agreement between Bausch + Lomb Corporation and the Icahn Group dated as of April 28, 2022, originally filed as Exhibit 10.25 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.

10.5
Amended and Restated Director Appointment and Nomination Agreement between Bausch + Lomb Corporation and the Icahn Group dated as of June 21, 2022, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on June 23, 2022, which is incorporated by reference herein.

10.6
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