Form 10-Q
period 2022-09-30
Bausch & Lomb Corp
filed 2022-11-02
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 350,000,749 shares outstanding as of October 28, 2022.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars, references to “€” are to euros and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2022.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement (the “Credit Agreement”) and, during the period in which we remain a restricted subsidiary thereunder, the credit agreement of Bausch Health Companies Inc. (the “BHC Credit Agreement”) and the senior notes indentures of Bausch Health Companies Inc. and Bausch Health Americas, Inc. (collectively, the “BHC Indentures”); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company and, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition and the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue,” “will,” “may,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “forecast,” “seek,” “strive,” “ongoing,” “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the emergence of variants and sub-variants of COVID-19 (including, but not limited to, the resurgence of COVID-19 cases in China and other countries) and any resulting reinstitution or strengthening of lockdowns or other restrictions, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants and sub-variants), COVID-19 vaccine immunization rates, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on us, including but not limited to our supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
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
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the expiry of customary lock-ups related to the B+L IPO (which have now expired) and achievement of targeted debt leverage ratios, subject to market conditions and receipt of applicable shareholder and other necessary approvals), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC subject to expiring of customary lock-ups (which have now expired), that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dis-synergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines anticipated by the Company and BHC;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the proposed separation from BHC and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•adverse economic conditions, including inflation, slower growth or a potential recession, which could adversely impact our revenues, expenses and resulting margins;
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
•our ability to comply with the financial and other covenants contained in our Credit Agreement and other current or future debt agreements and, during the period in which we are a restricted subsidiary thereunder, those covenants contained in the BHC Credit Agreement and the BHC Indentures, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the revolving credit facility under our Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any downgrade or additional downgrade by rating agencies in our or BHC's credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
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
•our ability to maintain strong relationships with physicians and other health care professionals;
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
•the ability of BHC to enforce and defend against challenges to its intellectual property in connection with the filing by Norwich Pharmaceuticals Inc. ("Norwich") of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets and BHC's related lawsuit filed against Norwich in connection therewith (including BHC’s ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in such lawsuit (such decision, the “Norwich Legal Decision”)) and the impact of such matters on, among other things, our planned separation or spinoff transaction and the timing thereof;
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
•economic factors over which we have no control, including inflationary pressures as a result of historically high domestic and global inflation and otherwise, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
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
v

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$287	$174
Restricted cash	10	3
Trade receivables, net (Note 4)	685	721
Inventories, net	605	572
Prepaid expenses and other current assets (Note 4)	272	165
Total current assets	1,859	1,635
Property, plant and equipment, net	1,222	1,225
Intangible assets, net	2,068	2,264
Goodwill	4,415	4,586
Deferred tax assets, net	904	933
Other non-current assets (Note 4)	228	180
Total assets	$10,696	$10,823
Liabilities
Current liabilities:
Accounts payable (Note 4)	$295	$239
Accrued and other current liabilities	879	860
Current portion of long-term debt	25	—
Total current liabilities	1,199	1,099
Deferred tax liabilities, net	10	24
Other non-current liabilities	279	298
Long-term debt	2,413	—
Total liabilities	3,901	1,421
Commitments and contingencies (Note 18)
Equity
Common shares, no par value, unlimited shares authorized, 350,000,749 shares issued and outstanding (Note 17)	—	—
Additional paid-in capital	8,108	—
Accumulated earnings	7	—
BHC investment	—	10,364
Accumulated other comprehensive loss	(1,386)	(1,035)
Total Bausch + Lomb Corporation shareholders’ equity	6,729	9,329
Noncontrolling interest	66	73
Total equity	6,795	9,402
Total liabilities and equity	$10,696	$10,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product sales	$937	$941	$2,755	$2,743
Other revenues	5	8	17	21
	942	949	2,772	2,764
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	370	361	1,093	1,056
Cost of other revenues	2	3	6	8
Selling, general and administrative (Note 4)	381	348	1,092	1,024
Research and development (Note 4)	77	63	229	201
Amortization of intangible assets	59	72	188	225
Other expense, net	7	8	8	13
	896	855	2,616	2,527
Operating income	46	94	156	237
Interest income	2	—	3	—
Interest expense (Note 4)	(35)	—	(99)	—
Foreign exchange and other	6	(6)	15	(5)
Income before provision for income taxes	19	88	75	232
Provision for income taxes	(34)	(25)	(60)	(93)
Net (loss) income	(15)	63	15	139
Net income attributable to noncontrolling interest	(3)	(3)	(8)	(8)
Net (loss) income attributable to Bausch + Lomb Corporation	$(18)	$60	$7	$131

Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation	$(0.05)	$0.17	$0.02	$0.37

Basic and diluted weighted-average common shares	350	350	350	350
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(15)	$63	$15	$139
Other comprehensive (loss) income
Foreign currency translation adjustment	(169)	(71)	(351)	(136)
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	—	(4)	6
Other comprehensive (loss) income	(170)	(71)	(355)	(130)
Comprehensive (loss) income	(185)	(8)	(340)	9
Comprehensive income attributable to noncontrolling interest	(2)	(3)	(4)	(9)
Comprehensive (loss) income attributable to Bausch + Lomb Corporation	$(187)	$(11)	$(344)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			BHC Investment	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended September 30, 2022
Balances, July 1, 2022	350	$—	$—	$8,088	$25	$(1,217)	$6,896	$75	$6,971
Net distributions to BHC and affiliates (Note 4)	—	—	—	2	—	—	2	—	2
Noncontrolling interest distributions	—	—	—	—	—	—	—	(11)	(11)
Share-based compensation	—	—	—	18	—	—	18	—	18
Net (loss) income	—	—	—	—	(18)	—	(18)	3	(15)
Other comprehensive loss	—	—	—	—	—	(169)	(169)	(1)	(170)
Balances, September 30, 2022	350	$—	$—	$8,108	$7	$(1,386)	$6,729	$66	$6,795

	Three Months Ended September 30, 2021
Balances, July 1, 2021	—	$—	$10,624	$—	$—	$(949)	$9,675	$76	$9,751
Net decrease in BHC investment	—	—	(339)	—	—	—	(339)	—	(339)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(10)	(10)
Net income	—	—	60	—	—	—	60	3	63
Other comprehensive loss	—	—	—	—	—	(71)	(71)	—	(71)
Balances, September 30, 2021	—	$—	$10,345	$—	$—	$(1,020)	$9,325	$69	$9,394

	Nine Months Ended September 30, 2022
Balances, January 1, 2022	—	$—	$10,364	$—	$—	$(1,035)	$9,329	$73	$9,402
Issuance of common shares (Note 17)	350	—	(8,164)	8,164	—	—	—	—	—
Issuance of BHC Purchase Debt (Note 4)	—	—	(2,200)	—	—	—	(2,200)	—	(2,200)
Net distributions to BHC and affiliates (Note 4)	—	—	—	(85)	—	—	(85)	—	(85)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(11)	(11)
Share-based compensation	—	—	—	29	—	—	29	—	29
Net income	—	—	—	—	7	—	7	8	15
Other comprehensive loss	—	—	—	—	—	(351)	(351)	(4)	(355)
Balances, September 30, 2022	350	$—	$—	$8,108	$7	$(1,386)	$6,729	$66	$6,795

	Nine Months Ended September 30, 2021
Balances, January 1, 2021	—	$—	$10,807	$—	$—	$(889)	$9,918	$70	$9,988
Net decrease in BHC investment	—	—	(593)	—	—	—	(593)	—	(593)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(10)	(10)
Net income	—	—	131	—	—	—	131	8	139
Other comprehensive (loss) income	—	—	—	—	—	(131)	(131)	1	(130)
Balances, September 30, 2021	—	$—	$10,345	$—	$—	$(1,020)	$9,325	$69	$9,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$15	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	286	315
Amortization and write-off of debt premiums, discounts and issuance costs	5	—
Asset impairments	1	11
Allowances for losses on trade receivables and inventories	20	32
Deferred income taxes	(39)	9
Payments of accrued legal settlements	(4)	—
Share-based compensation	45	45
Foreign exchange loss	(10)	12
Gain excluded from hedge effectiveness	(3)	—
Other	(23)	(8)
Changes in operating assets and liabilities:
Trade receivables	(68)	(31)
Inventories	(108)	(38)
Prepaid expenses and other current assets	(10)	(15)
Accounts payable, accrued and other liabilities	79	240
Net cash provided by operating activities	186	711
Cash Flows From Investing Activities
Acquisitions of intangible assets and other investments	(5)	1
Purchases of property, plant and equipment	(125)	(131)
Purchases of marketable securities	(15)	(14)
Proceeds from sale of marketable securities	20	11
Net cash used in investing activities	(125)	(133)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	2,440	—
Repayments of debt	(6)	—
Payments of financing costs	(3)	—
Payments of noncontrolling interest distributions	(11)	(10)
Net borrowings under BHC pooled financing arrangements (Note 4)	31	—
Net transfers to BHC (Note 4)	(2,363)	(665)
Net cash provided by (used in) financing activities	88	(675)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(29)	(8)
Net increase in cash and cash equivalents and restricted cash	120	(105)
Cash and cash equivalents and restricted cash, beginning of period	177	238
Cash and cash equivalents and restricted cash, end of period	$297	$133

Non-cash Financing Activity
Issuance of BHC Purchase Debt (Note 4)	$2,200	$—
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
Separation of Bausch + Lomb
On August 6, 2020, BHC announced its plan to separate Bausch + Lomb into an independent, publicly traded company, separate from the remainder of BHC (the “Separation”), commencing with an initial public offering of Bausch + Lomb's common shares (as further described below). Prior to January 1, 2022, Bausch + Lomb had nominal assets and liabilities. In connection with the B+L IPO (as defined below), BHC transferred to Bausch + Lomb, in a series of steps, all the entities, assets, liabilities and obligations that Bausch + Lomb held upon completion of the B+L IPO pursuant to a Master Separation Agreement (the “MSA”) with BHC.
The registration statement related to the initial public offering (the “IPO”) of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its final Canadian base PREP prospectus on May 5, 2022. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. On May 10, 2022, a wholly-owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share, pursuant to the Bausch + Lomb prospectuses. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO price less underwriting commissions. On May 31, 2022, the underwriters for the B+L IPO partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. The Selling Shareholder received all net proceeds from the B+L IPO and the partial exercise of the over-allotment option by the underwriters. Upon the closing of the B+L IPO (after giving effect to the partial exercise of the over-allotment option), BHC directly or indirectly holds 310,449,643 Bausch + Lomb common shares, which represents approximately 88.7% of Bausch + Lomb common shares.
The completion of the full Separation of Bausch + Lomb is subject to the expiry of customary lockups related to the B+L IPO (which have now expired) and the achievement of targeted debt leverage ratios, subject to market conditions and the receipt of applicable shareholder and other necessary approvals, and subject to the various risk factors relating to the separation approvals set forth in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to the Bausch + Lomb Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, under the section entitled “Risk Factors.”. Bausch + Lomb understands that BHC continues to believe that completing the B+L Separation makes strategic sense and that BHC continues to evaluate all factors and considerations related to completing the Separation, including the effect of the Norwich Legal Decision.
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
Out of Period Adjustments
During the preparation of the Condensed Consolidated Financial Statements for the three months ended March 31, 2022, management identified immaterial prior period accounting misstatements related to the income tax impact of unrealized gains and losses of Bausch + Lomb’s pension and postretirement benefit plan, which are included in Other comprehensive loss in the Condensed Consolidated Statements of Comprehensive Income and related to the impact of deferred taxes on the Condensed Consolidated Statements of Cash Flows. The misstatements resulted in an overstatement of Other comprehensive loss and of Net cash provided by operating activities of $6 million and an overstatement of Net cash used in financing activities of $6 million for the nine months ended September 30, 2021 and in an understatement of $10 million of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet as of December 31, 2021. Bausch + Lomb recorded out of period corrections for the misstatements during the nine months ended September 30, 2022, resulting in an out of period unrealized loss of $10 million, reflected in the Pension and postretirement benefit plan adjustments, net of income taxes caption of its Condensed Consolidated Statements of Comprehensive Income (Loss). The out of period correction also resulted in a decrease in the Deferred income taxes caption and an offsetting increase in the Net Transfers to BHC caption of its Condensed Consolidated Statements of Cash Flows of $10 million for the nine months ended September 30, 2022.
During the preparation of the Condensed Consolidated Financial Statements for the three months ended March 31, 2021, management identified immaterial prior period accounting misstatements related to the allocation of foreign exchange gains and losses reported in its financial statements. Bausch + Lomb recorded an out of period correction for the misstatements during the nine months ended September 30, 2021, resulting in out of period expense of $6 million ($4 million, net of income taxes) included in Foreign exchange and other in its Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021. The misstatement did not impact Bausch + Lomb’s Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Cash Flows.
Management has evaluated these misstatements and related out of period corrections in relation to the current period financial statements as well as the periods in which they originated and concluded that these misstatements are not material to the impacted periods.
Use of Estimates
In preparing Bausch + Lomb’s Condensed Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of the impacts that the COVID-19 pandemic will have on its operations and cash flows. The estimates and assumptions used by Bausch + Lomb affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of finite-lived intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, reporting unit fair values for testing goodwill for impairment; acquisition-related contingent consideration liabilities; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; the fair value of cross-currency swaps; the fair value of foreign currency exchange contracts; and the related allocations described in Bausch + Lomb’s basis of presentation.
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

The following tables present the activity and ending balances of Bausch + Lomb’s variable consideration provisions for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2022	$167	$60	$195	$29	$17	$468
Current period provision	245	52	403	330	17	1,047
Payments and credits	(256)	(57)	(390)	(291)	(7)	(1,001)
Reserve balance, September 30, 2022	$156	$55	$208	$68	$27	$514
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $40 million and $31 million as of September 30, 2022 and January 1, 2022, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Condensed Consolidated Balance Sheets.

	Nine Months Ended September 30, 2021
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2021	$147	$77	$149	$30	$24	$427
Current period provision	250	58	389	243	13	953
Payments and credits	(232)	(62)	(317)	(251)	(15)	(877)
Reserve balance, September 30, 2021	$165	$73	$221	$22	$22	$503
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $33 million and $27 million as of September 30, 2021 and January 1, 2021, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Condensed Consolidated Balance Sheets.
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
The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2022 and 2021 is as follows:

(in millions)	2022	2021
Balance, beginning of period	$16	$17
Provision	2	3
Write-offs	(2)	(2)
Recoveries	—	1
Foreign exchange and other	2	(1)
Balance, end of period	$18	$18

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
Allocated Centralized Costs Prior to May 10, 2022
Prior to May 10, 2022, the unaudited Condensed Consolidated Financial Statements have been prepared on a standalone basis and were derived from the unaudited consolidated financial statements and accounting records of BHC. BHC incurred significant corporate costs for services it provided to Bausch + Lomb, as well as to other BHC businesses. The allocated corporate and shared costs to Bausch + Lomb for the nine months ended September 30, 2022 and 2021 were $76 million and $281 million, respectively. The allocated corporate and shared costs to Bausch + Lomb are included in Cost of goods sold (excluding amortization and impairments of intangible assets), Selling, general and administrative and Research and development in the Condensed Consolidated Statements of Operations. All such amounts have been deemed to have been incurred and settled by Bausch + Lomb in the period in which the costs were recorded and are included in Additional paid-in capital during the nine months ended September 30, 2022 and in BHC investment during the nine months ended September 30, 2021.
In the opinion of management of BHC and Bausch + Lomb, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by Bausch + Lomb during the three and nine months ended September 30, 2022 and 2021. The amounts that would have been, or will be incurred, on a standalone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Accounts Receivable and Payable
Certain related party transactions between Bausch + Lomb and BHC have been included in Additional paid-in capital during the nine months ended September 30, 2022 and in BHC investment during the nine months ended September 30, 2021 when the related party transactions were not settled in cash.
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $20 million and $6 million as of September 30, 2022 and December 31, 2021 respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $82 million and $32 million as of September 30, 2022 and December 31, 2021, respectively, of which $0 and $32 million are included within Trade receivables, net, $70 million and $0 are included within Prepaid expenses and other current assets and $12 million and $0 are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
BHC Pooled Financing Arrangements
Prior to the B+L IPO, certain legal entities comprising Bausch + Lomb participated in BHC pooled financing arrangements, which allowed for individual legal entities participating in the arrangements to borrow from the sponsoring bank. Total borrowings by the BHC pool participants was limited to the aggregate cash maintained in accounts held by the sponsoring bank. Net borrowings under BHC pooled financing arrangements from legal entities comprising Bausch + Lomb were $28 million as of December 31, 2021. BHC held a net positive cash balance in this pool, as these borrowings were more than offset by cash held by other BHC owned legal entities, including legal entities which have commingled Bausch + Lomb and non-Bausch + Lomb activities. Cash from these commingled legal entities has generally not been included in Bausch + Lomb’s Condensed Consolidated Balance Sheets as such cash is not specifically identifiable to Bausch + Lomb. These borrowings are presented on the Condensed Consolidated Balance Sheets within Accrued and other current liabilities and in the Cash Flows From Financing Activities section of the Condensed Consolidated Statements of Cash Flows as Net borrowings under BHC pooled financing arrangements. Interest incurred on such borrowings were not material for any period presented.

Net Transfers to BHC
The total effect of the settlement of related party transactions is reflected as a financing activity in the Condensed Consolidated Statements of Cash Flows. The components of the Net transfers to BHC for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Cash pooling and general financing activities	$2	$(401)	$(227)	$(1,159)
Corporate allocations	—	91	76	281
Benefit from income taxes	—	(29)	66	285
Total net transfers to BHC (as reflected in the Condensed Consolidated Statements of Equity)	$2	$(339)	(85)	(593)
Payment of BHC Purchase Debt			(2,200)	—
Share-based compensation			(16)	(45)
Other, net			(62)	(27)
Net transfers to BHC (as reflected in the Condensed Consolidated Statements of Cash Flows)			$(2,363)	$(665)
Repayment of BHC Purchase Debt and Return of Capital
On January 1, 2022, in anticipation of the B+L IPO, Bausch + Lomb issued a $2,200 million promissory note to BHC (the “BHC Purchase Debt”) in conjunction with a legal reorganization. The BHC Purchase Debt had an original maturity of two years and, interest at the rate of 3.625% per annum. On May 1, 2022, the Company entered into an addendum to amend the interest rate of the BHC Purchase Debt to a rate of 6.000% per annum. The cumulative catch-up for this amendment to the interest rate was recorded in the Condensed Consolidated Statements of Operations as part of Interest Expense, during the three months ended June 30, 2022. On May 10, 2022, Bausch + Lomb made payments to BHC of: (i) $2,200 million in full satisfaction of the BHC Purchase Debt and (ii) $229 million in return of capital using the proceeds from the Term Facility (as defined in Note 10, “CREDIT FACILITIES”) and cash on hand. Included in Interest expense in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 was $47 million of interest attributed to the BHC Purchase Debt.
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
Charges incurred related to the above agreements were $6 million for the nine months ended September 30, 2022, and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations.
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

	September 30, 2022				December 31, 2021
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12	$1	$11	$—	$12	$—	$12	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$—	$—	$—	$—
Cross-currency swaps	$14	$—	$14	$—	$—	$—	$—	$—
Liabilities:
Acquisition-related contingent consideration	$4	$—	$—	$4	$9	$—	$—	$9
Foreign currency exchange contracts	$2	$—	$2	$—	$—	$—	$—	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the nine months ended September 30, 2022 and 2021.

Cross-currency Swaps
During the third quarter of 2022, the Company entered into cross-currency swaps, with an aggregate notional value of $1,000 million, to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. Prior to the third quarter of 2022, the Company had no cross-currency swaps for any period presented.
The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. For derivative instruments designated and qualifying as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of the foreign currency exposure of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Condensed Consolidated Statements of Operations during the current period.
The Company’s cross-currency swaps qualify for and have been designated as a hedge of the foreign currency exposure of a net investment in a foreign operation and are remeasured at each reporting date to reflect changes in their fair values. The fair value is determined via a mark-to-market analysis, using observable (Level 2) inputs. These inputs may include: (i) the foreign currency exchange spot rate between the euro and U.S. dollar, (ii) the interest rate yield curves in the euro and U.S. dollar and (iii) the credit risk rating for each applicable counterparty. The net change in fair value of cross-currency swaps is reported as a gain or loss in the Condensed Consolidated Statements of Comprehensive Income (Loss) as part of Foreign currency translation adjustment to the extent they are effective, and remain in Accumulative Comprehensive Income (Loss) until either the sale or complete, or substantially complete, liquidation of the subsidiary. No portion of the cross-currency swaps were ineffective for the three and nine months ended September 30, 2022. The Company uses the spot method of assessing hedge effectiveness. The Company has elected to amortize amounts excluded from the assessment of effectiveness over the term of its cross-currency swaps as Interest expense in the Condensed Consolidated Statements of Operations.
The assets and liabilities associated with the Company's cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are as follows:

(in millions)	September 30, 2022	December 31, 2021
Other non-current assets	$11	$—
Prepaid expenses and other current assets	$3	$—
Net fair value	$14	$—
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gain recognized in Other comprehensive loss	$11	$—	$11	$—
Gain excluded from assessment of hedge effectiveness	$3	$—	$3	$—
Location of gain of excluded component	Interest Expense		Interest Expense
Interest settlement of the Company's cross-currency swaps occurs in January and July each year, with the first settlement to occur in January 2023. Interest settlements of the Company’s cross-currency swaps will be reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of September 30, 2022, these contracts had an aggregate notional amount of $184 million.

The fair value of the Company’s foreign currency exchange contracts liability as of September 30, 2022 was $1 million. Included in Accrued and other current liabilities are $2 million and included in Prepaid expenses and other current assets are $1 million of foreign currency exchange contracts. The fair value as of December 31, 2021 was not material. During the nine months ended September 30, 2022 and 2021, the net change in fair value was a loss of $1 million and $1 million, respectively. Settlements of the Company's foreign currency exchange contracts are reported as a gain or loss in the Condensed Consolidated Statements of Operations as part of Foreign exchange and other and reported as operating activities in the Condensed Consolidated Statements of Cash Flows. During the nine months ended September 30, 2022 and 2021, Bausch + Lomb reported a realized loss of $7 million and a loss of $1 million, respectively, related to settlements of the Company’s foreign currency exchange contracts.
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2022 was $2,319 million, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2022	December 31, 2021
Raw materials	$151	$147
Work in process	50	34
Finished goods	404	391
	$605	$572
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$2,567	$(2,284)	$283	$2,656	$(2,209)	$447
Corporate brands	12	(7)	5	12	(6)	6
Product rights/patents	987	(905)	82	995	(882)	113
Technology and other	65	(65)	—	62	(62)	—
Total finite-lived intangible assets	3,631	(3,261)	370	3,725	(3,159)	566
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$5,329	$(3,261)	$2,068	$5,423	$(3,159)	$2,264
Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment charges associated with these assets are included in Other expense, net in the Condensed Consolidated Statements of Operations. Bausch + Lomb continues to monitor the recoverability of its finite-lived intangible assets and tests the intangible assets for impairment if indicators of impairment are present.
Asset impairments were $1 million and $11 million during the nine months ended September 30, 2022 and 2021, respectively, related to the discontinuance of certain product lines.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2022 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2022	2023	2024	2025	2026	2027	Thereafter	Total
Amortization	$55	$175	$84	$38	$5	$3	$10	$370

Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2022 and the year ended December 31, 2021 were as follows:

(in millions)	Bausch + Lomb	Vision Care	Ophthalmic Pharmaceuticals	Surgical	Total
Balance, January 1, 2021	$4,685	$—	$—	$—	$4,685
Realignment of segment goodwill	(4,685)	3,674	689	322	—
Foreign exchange and other	—	(78)	(14)	(7)	(99)
Balance, December 31, 2021	—	3,596	675	315	4,586
Foreign exchange and other	—	(62)	(95)	(14)	(171)
Balance, September 30, 2022	$—	$3,534	$580	$301	$4,415
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
To forecast a reporting unit’s cash flows, Bausch + Lomb takes into consideration economic conditions and trends, estimated future operating results, management’s and a market participant’s view of growth rates and product lives, and anticipates future economic conditions. Revenue growth rates inherent in these forecasts are based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product life-cycles. Macroeconomic factors such as changes in economies, changes in the competitive landscape including the unexpected loss of exclusivity to Bausch + Lomb’s product portfolio, changes in government legislation, product life-cycles, industry consolidations and other changes beyond Bausch + Lomb’s control could have a positive or negative impact on achieving its targets. Accordingly, if market conditions deteriorate, or if Bausch + Lomb is unable to execute its strategies, it may be necessary to record impairment charges in the future.
Second Quarter 2021 - Realignment of Segments
Bausch + Lomb has historically operated as part of BHC, reported under BHC’s segment structure and historically the Chief Operating Decision Maker (“CODM”) was the CODM of BHC. As Bausch + Lomb was transitioning into an independent, publicly traded company, BHC’s Chief Executive Officer (“CEO”), who was Bausch + Lomb’s CODM until the completion of the B+L IPO, evaluated how to view and measure Bausch + Lomb’s performance. This evaluation necessitated a realignment of Bausch + Lomb’s historical segment structure and, during the second quarter of 2021, Bausch + Lomb determined it is organized into three operating segments, which are also its reportable segments and reporting units. This realignment is consistent with how the CODM: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the second quarter of 2021, Bausch + Lomb operates in the following operating and reportable segments which are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services: (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical.

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
Immediately following the change in reporting units, as a result of the change in composition of the net assets for its current (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical reporting units, Bausch + Lomb performed a quantitative fair value assessment. The quantitative fair value test utilized long-term growth rates of 2.0% and 3.0% and a range of discount rates between 7.0% and 10.0%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of these reporting units exceeded its carrying value by more than 45%, and, therefore, there was no impairment to goodwill.
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
September 30, 2022 Interim Goodwill Impairment Assessment
No events occurred or circumstances changed during the period from June 30, 2022 (the last time goodwill was tested for all reporting units) through September 30, 2022 that would indicate that the fair value of any reporting unit might be below its carrying value. If market conditions deteriorate, if the factors and circumstances regarding the COVID-19 pandemic escalate beyond management’s current expectations, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through September 30, 2022.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2022	December 31, 2021
Product rebates	$168	$164
Employee compensation and benefit costs	175	204
Discounts and allowances	82	88
Product returns	55	60
Net borrowings under BHC pooled financing arrangements (Note 4)	—	28
Other	399	316
	$879	$860

10.CREDIT FACILITIES
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”). The Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loan is denominated in U.S. dollars, and borrowings under the revolving credit facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2022, the principal amount outstanding under the Term Facility was $2,494 million and $2,438 million net of issuance costs. As of September 30, 2022, the Company had no outstanding borrowings, $9 million of issued and outstanding letters of credit and remaining availability of $491 million under its Revolving Credit Facility
Borrowings under the Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate ("SOFR")-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) Canadian Dollar Offered Rate ("CDOR") or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average ("SONIA") (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based loans are subject to a credit spread adjustment of 0.10%.
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
Borrowings under the Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the Term Facility at September 30, 2022 was 6.10% per annum.
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
The amortization rate for the Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2022, the remaining mandatory quarterly amortization payments for the Term Facility were $113 million through March 2027, with the remaining term loan balance being due in May 2027.
Covenant Compliance
The Credit Facilities contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict Bausch + Lomb’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The Revolving Credit Facility also contains financial covenants that (1) prior to the IG Trigger, require Bausch + Lomb to, if, as of the last day of any fiscal quarter of Bausch + Lomb (commencing with the fiscal quarter ending December 31, 2022), loans under the Revolving Credit Facility and swingline loans are outstanding in an aggregate amount greater than 40% of the total commitments in respect of the Revolving Credit Facility at such time, maintain a maximum first lien net leverage ratio of not greater than 4.50:1.00 and (2) after the IG Trigger, require Bausch + Lomb to, as of the last day of each fiscal quarter ending after the IG Trigger, (a) maintain a total leverage ratio of not greater than 4.00:1.00 (provided that such ratio will increase to 4.50:1.00 in connection with certain acquisitions for the four fiscal quarter period commencing with the quarter in which such acquisition is consummated) and (b) maintain an interest coverage ratio of not less than 3.00:1.00. The financial covenant in effect prior to the IG Trigger may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill and customary cure rights.
As of September 30, 2022, the Company was in compliance with its financial covenant related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial covenant and meet its debt service obligations over that same period.
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
Bausch + Lomb has defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy U.S. employees and employees in certain other countries. Net periodic (benefit) cost for Bausch + Lomb’s defined benefit pension plans and postretirement benefit plan for the nine months ended September 30, 2022 and 2021 consists of:

	Pension Benefit Plans				Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$1	$1	$2	$2	$—	$—
Interest cost	3	3	2	2	1	—
Expected return on plan assets	(7)	(8)	(4)	(4)	—	—
Amortization of prior service credit and other	—	—	—	(1)	(2)	(2)
Amortization of net loss	—	—	1	1	—	—
Net periodic (benefit) cost	$(3)	$(4)	$1	$—	$(1)	$(2)
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
On May 5, 2022, in connection with the B+L IPO, Bausch + Lomb granted certain awards to certain eligible recipients (the "IPO Founder Grants"). Eligible recipients are individuals employed by Bausch + Lomb or employed by an affiliate of Bausch + Lomb. Approximately 3,900,000 IPO Founder Grants were issued to Bausch + Lomb executive officers and were awarded 50% in the form of stock options and 50% in the form of RSUs. Additionally, Bausch + Lomb granted approximately 5,700,000 stock options and RSUs to non-executive eligible recipients, of which approximately 4,300,000 were IPO Founder Grants. The IPO Founder options have a three-year graded vesting period and the IPO Founder RSUs vest 50% in the second year and 50% in the third year after the grant. With the exception of the separation agreement and retention program, as discussed below, vesting of the IPO Founder Grants are linked to the completion of the Separation and expense recognition will begin near the time of the separation.
On July 19, 2022, the Company entered into a separation agreement in connection with the departure of the Company's CEO. Under the terms of the separation agreement, the CEO’s IPO Founder Grants in the form of RSUs will vest upon his termination of service date (pro-rated based on his period of service relative to the original three year vesting period associated with such grants), but the shares received upon settlement will remain fully restricted and nontransferable until the earliest to occur of the Distribution Date (as defined in the MSA), a Change in Control (as defined in the MSA), the date the Board of Directors of the Company (the "Board") determines that the Company will no longer pursue a Distribution (as defined in the MSA), and the two-year anniversary of the CEO’s termination of service date. Under the terms of the separation agreement, the CEO’s IPO Founder Grants in the form of stock options will vest and become exercisable (pro-rated based on his period of service relative to the original three year vesting period associated with such grants) upon the earliest to occur of the Distribution Date (as defined in the MSA), a Change in Control (as defined in the MSA), the date the Board determines that the Company will no longer pursue a Distribution (as defined in the MSA), and the two-year anniversary of the CEO’s termination of service date and will remain exercisable for two years following this date.
During the third quarter of 2022, the Talent and Compensation Committee of the Board approved a retention program that includes the Company’s named executive officers (other than the CEO) and certain other employees. This program provides these executive officers (other than the CEO) for, among other benefits, pro-rata vesting of the IPO Founder Grants previously issued to these named executives, subject to certain restrictions, in the event of an involuntary termination of employment by the Company without "cause" or the employee's resignation for "good reason", in each case through the one-year following the Company’s appointment of the successor to the CEO (pro-rated based on the period of service relative to the original three-year vesting period associated with such grants). Additionally, these named executive officers (other than the CEO) and certain other employees were granted a one-time award of approximately 850,000 RSUs under the retention program pursuant to the Company’s 2022 Omnibus Incentive Plan. The retention grant will generally vest in 1/3 installments on each of the first three anniversaries of the grant date based on continuous employment with the Company.
Approximately 17,500,000 common shares were available for future grants as of September 30, 2022. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Stock options	$1	$1	$3	$2
RSUs	17	8	36	26
Share-based compensation expense	$18	$9	$39	$28

Research and development expenses	$1	$1	$5	$5
Selling, general and administrative expenses	17	8	34	23
Share-based compensation expense	$18	$9	$39	$28
In addition to share-based compensation expense attributable to employees that are specific to Bausch + Lomb's business, share-based compensation expense also includes $6 million and $17 million for the nine months ended September 30, 2022 and 2021 respectively, of allocated charges from BHC, based on revenues, related to BHC employees providing corporate services to Bausch + Lomb.

Share-based awards granted for the nine months ended September 30, 2022 consist of:

Stock options
Granted	6,455,000
Weighted-average exercise price	$18.00
Weighted-average grant date fair value	$4.55
Time-based RSUs
Granted	4,205,000
Weighted-average grant date fair value	$17.22
As of September 30, 2022, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $72 million, which will be amortized over a weighted-average period of 1.64 years.
13.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2022	December 31, 2021
Foreign currency translation adjustment	$(1,365)	$(1,018)
Pension adjustment, net of tax	(21)	(17)
	$(1,386)	$(1,035)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.
14.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the three and nine months ended September 30, 2022 and 2021 consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Product related research and development	$71	$60	$212	$190
Quality assurance	6	3	17	11
Research and development	$77	$63	$229	$201
15.OTHER EXPENSE, NET
Other expense, net consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Asset impairments	$1	$8	$1	$11
Restructuring, integration and separation costs	5	—	11	1
Acquired in-process research and development costs	1	—	1	1
Acquisition-related contingent consideration	—	—	(5)	—
Other expense, net	$7	$8	$8	$13

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
Provision for income taxes for the nine months ended September 30, 2022 was $60 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of the filing of certain tax returns and a change in the deduction for stock compensation. Provision for income taxes for the nine months ended September 30, 2021 was $93 million. The difference between the statutory tax rate and effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of internal restructurings.
The Company records valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $54 million and $53 million as of September 30, 2022 and December 31, 2021, respectively.
On August 16, 2022, US President Joseph Biden signed the Inflation Reduction Act (the “IRA”) into law, which includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The corporate alternative minimum tax (“CAMT”) imposes a minimum tax on the adjusted financial statement income (“AFSI”) for “applicable corporations” with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group, as defined in the IRA, must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test, but would only be subject to CAMT if the three-year average AFSI of its US members, US trades or business of foreign group members that are not subsidiaries of US members, and foreign subsidiaries of US members exceeds $100 million. The Company is currently considered a member of BHC’s foreign-parented multinational group and the Company’s “applicable corporations” would be combined with that of BHC’s “applicable corporations” to determine the applicability of the CAMT. The Company currently does not believe this will have a significant impact on its tax results, but will continue to evaluate the law and its potential impacts.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2020.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2016. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Consolidated Financial Statements. Any liability to arise from this audit would be indemnified by BHC.
As of September 30, 2022 and December 31, 2021 the Company had $58 million and $72 million of unrecognized tax benefits, which included $10 million and $10 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2022, $54 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2022 could decrease by an immaterial amount in the next 12 months as a result of the resolution of certain tax audits and other events.
17.EARNINGS PER SHARE
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation.

Income per share attributable to Bausch + Lomb Corporation were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Net (loss) income attributable to Bausch + Lomb Corporation	$(18)	$60	$7	$131
Basic weighted-average common shares outstanding	350.0	350.0	350.0	350.0
Diluted effect of stock options and RSUs	—	—	0.1	—
Diluted weighted-average common shares outstanding	$350.0	$350.0	$350.1	$350.0
(Loss) Earnings per share attributable to Bausch + Lomb Corporation
Basic	(0.05)	0.17	0.02	0.37
Diluted	(0.05)	0.17	0.02	0.37
During the three months ended September 30, 2022, all potential common shares issuable for stock options and RSUs were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for stock options and RSUs on the weighted-average number of common shares outstanding would have been approximately 155,500 common shares for the three months ended September 30, 2022.
During the three months ended September 30, 2022, time-based RSUs, performance-based RSUs and stock options to purchase approximately 2,729,000 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended September 30, 2022, an additional 5,417,000 performance-based RSUs were not included in the computation of diluted earnings per share as the required performance conditions had not been met. There were no dilutive equity instruments or equity awards outstanding prior to the B+L IPO.
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2022, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $2 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
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
PreserVision® AREDS 2 Antitrust Litigation
Bausch & Lomb Incorporated ("B&L Inc.") is a defendant in an antitrust suit filed by a competitor on December 20, 2021, in the United States District Court for the Eastern District of Missouri (ZeaVision, LLC v. Bausch & Lomb Incorporated, et al., Civil Action No. 4:21-cv-01487). The complaint alleged various antitrust and Lanham act claims. After B&L Inc. moved to dismiss, the original complaint, on March 4, 2022, ZeaVision filed its First Amended Complaint, dismissing B&L Inc.’s co-defendant and its conspiracy to monopolize claim. The First Amended Complaint alleges that B&L Inc.’s efforts to enforce its patents constitutes objectively baseless sham litigation, that certain B&L Inc. advertising is false and violates antitrust laws and makes allegations related to monopolization. It also includes a false advertising claim under the Lanham Act. On April 1, 2022, B&L Inc. filed a motion to dismiss, or in the alternative, to stay or transfer the First Amended Complaint. ZeaVision’s opposition to the motion to dismiss was filed on May 31, 2022, and B&L Inc.’s reply in support of its motion to dismiss was filed on July 1, 2022. In conjunction with its Opposition to B&L’s motion to dismiss, ZeaVision also filed a motion for leave to conduct jurisdictional discovery limited to the issue of personal jurisdiction. B&L’s opposition was filed on July 1, 2022, and ZeaVision’s reply in support was filed on July 8, 2022. A hearing on both motions was held on July 11, 2022. The Court took the motions under advisement and a decision is pending.
In September, ZeaVision filed a notice of supplemental authority, alerting the Court that B+L’s patent case that had previously been pending in the W.D.N.Y was transferred to the E.D. Mo. B+L filed a response shortly thereafter informing the Court that the patent case’s transfer does not have any bearing on several of the bases upon which the Court should dismiss ZeaVision’s case and reiterating that the court should grant B+L’s motion. B&L Inc. disputes the claims against it and will defend the cases vigorously.
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, BHC has been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-six (26) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to BHC and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-five (25) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions have been filed in Canada against BHC and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to BHC or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing BHC as a defendant; as a result, the British Columbia class action is concluded as to BHC.
Johnson & Johnson, through one or more subsidiaries has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey (the "Bankruptcy Court"), and substantially all cases related to Johnson & Johnson’s talc liability were stayed for a period of sixty (60) days pursuant to a preliminary injunction. Notwithstanding the divisional merger and LTL’s bankruptcy case, BHC and Bausch + Lomb continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and BHC and its affiliates, which indemnification agreement remains in effect. As a result, it is Bausch + Lomb’s current expectation that BHC and Bausch + Lomb will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy. In December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. Shortly thereafter, LTL filed a motion in the Bankruptcy Court to extend the 60-day preliminary injunction. On February 25, 2022, the Bankruptcy Court entered orders denying the motions to dismiss and extending the preliminary injunction staying substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability through at least June 29, 2022. The order denying the motions to dismiss and the order extending the preliminary injunction are subject to appeal and the Bankruptcy Court certified their appeals directly to the United States Court of Appeals for the Third Circuit. On May 11, 2022, the Third Circuit granted authorization for the parties to proceed with their direct appeals. Oral argument before the Third Circuit was held on September 19, 2022, and a decision is pending. Further, pursuant to a court order dated March 18, 2022, the Bankruptcy Court directed certain talc claimants and LTL to mediate the issues related to the case in the hopes of achieving a global resolution and ordered separate mediation with respect to certain consumer protection claims against LTL by various state attorneys general. The Bankruptcy Court extended LTL’s exclusive period to file a chapter 11 plan until November 17, 2022 and the talc claimants filed a motion to terminate LTL's exclusivity. The parties have since consensually agreed to extend LTL's exclusive period to December 13, 2022. On July 26, 2022, the Bankruptcy Court held a hearing to consider alternative paths to case resolution, and, on July 28, 2022, authorized an abbreviated estimation process designed to determine the extent of LTL's aggregate liability. Additionally, the Bankruptcy Court appointed an independent expert who will issue a report forecasting and estimating the volume and value of claims. The Bankruptcy Court has scheduled November 16, 2022, for a status update on the expert report and to discuss scheduling further formal mediation sessions.
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
New Mexico Attorney General Consumer Protection Action
BHC and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer, Inc., BHC and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020, Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial is scheduled to begin on May 30, 2023.
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and a motion seeking an injunction barring the New Mexico Attorney General from continuing to prosecute the action while the bankruptcy case is pending. A hearing was held on September 14, 2022, and, on October 4, 2022, the Bankruptcy Court entered an order granting the injunction and noting it would be revisited during the December 2022 omnibus hearing.
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

Intellectual Property Matters
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. B&L Inc. has filed patent infringement proceedings against 19 named defendants in 16 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Twelve of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there are two ongoing actions: (1) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. ZeaVision LLC, C.A. No. 6:20-cv-06452-CJS (W.D.N.Y.); and (2) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-VAC-CJB (D. Del.). Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue these matters and defend its intellectual property.
Patent Litigation against Certain Ocuvite and PreserVision
On June 22, 2021, ZeaVision, LLC (“ZeaVision”) filed a complaint for patent infringement against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS). On June 29, 2021, ZeaVision amended its complaint to assert a second patent against certain of the Ocuvite® and PreserVision® products. On November 16, 2021, ZeaVision filed an additional complaint for patent infringement to assert a third patent against certain of the PreserVision® products (Case No. 4:21-cv-01352-RWS). On March 1, 2022, the cases were consolidated. On March 10, 2022, the court granted Bausch + Lomb’s motion to stay all proceedings pending inter partes review. On July 1, 2022, ZeaVision filed a motion to partially lift the stay to allow Case No. 4:21-cv-01352-RWS to proceed, and this motion was denied. The Company disputes the claims and intends to vigorously defend this matter.
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
In addition to the intellectual property matters described above, in connection with the Vyzulta® product, the Company has commenced ongoing infringement proceedings against a potential generic competitor in the U.S.
Completed or Inactive Matters

The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended September 30, 2022 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's next public reports and disclosures, unless required. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
PreserVision® AREDS 2 Antitrust Litigation
B&L Inc. was a defendant in an antitrust suit filed by a competitor on December 8, 2021 in the United States District Court for the Central District of California (Pharmavite LLC v. Bausch & Lomb Incorporated, et al., Case No. 2:21-CV-09507 (the

“Pharmavite case”)). The lawsuit asserted that B&L Inc.’s efforts to enforce one of its patents against the competitor in a patent infringement suit in Delaware (Bausch & Lomb Inc., et al. v. Nature Made Nutritional Products & Pharmavite LLC, C.A. No. 21-cv-01030-UNA (D. Del.)) (the “Delaware Action”) and certain B&L Inc. marketing statements constitute monopolization, attempted monopolization, and a conspiracy to monopolize the alleged product market of eye health dietary supplements. Plaintiff sought damages and injunctive relief under Section 2 of the Sherman Act, and a declaratory judgment finding that the competitor does not infringe the relevant patent, that the relevant patent is invalid, and that B&L Inc. has misused the relevant patent. On April 26, 2022, the Parties notified the court that they had reached a settlement in principle and asked the court to vacate pending deadlines. On April 28, 2022, the court dismissed the Pharmavite case “without prejudice to the right ... to reopen the action if settlement is not consummated.” The Parties have since reached a final settlement agreement and final dismissal orders were entered with the courts.
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
19.SEGMENT INFORMATION
Reportable Segments
Bausch + Lomb has historically operated as part of BHC, reported under BHC’s segment structure and historically the CODM was the CODM of BHC. In 2021, as Bausch + Lomb was transitioning into an independent, publicly traded company, BHC’s CEO, who was Bausch + Lomb’s CODM until the closing of the B+L IPO, evaluated how to view and measure Bausch + Lomb’s performance. This evaluation necessitated a realignment of Bausch + Lomb’s historical segment structure, and, during the second quarter of 2021, Bausch + Lomb determined it is organized into three operating segments, which are also its reportable segments. This realignment is consistent with how the CODM: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. Pursuant to these changes, effective in the second quarter of 2021, Bausch + Lomb operates in the following reportable segments which are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services: (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical. As of March 31, 2022, the Vision Care/Consumer Health Care segment name was changed to Vision Care.
•The Vision Care segment consists of: (i) sales of contact lenses that span the spectrum of wearing modalities, including daily disposable and frequently replaced contact lenses, and (ii) sales of contact lens care products and over-the-counter (“OTC”) eye drops, eye vitamins and mineral supplements that address various conditions including eye allergies, conjunctivitis and dry eye.
•The Ophthalmic Pharmaceuticals segment consists of sales of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and the treatment of a number of eye conditions, such as glaucoma, ocular hypertension and retinal diseases.
•The Surgical segment consists of sales of medical devices and technologies for the treatment of cataracts, cornea, vitreous and retinal eye conditions and includes intraocular lenses and delivery systems, phacoemulsification and vitrectomy equipment and other surgical instruments and devices.
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
Segment Revenues and Profit
Segment revenues and profits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenues:
Vision Care	$598	$605	$1,747	$1,717
Ophthalmic Pharmaceuticals	172	171	495	527
Surgical	172	173	530	520
Total revenues	$942	$949	$2,772	$2,764
Segment profit:
Vision Care	$167	$145	$471	$431
Ophthalmic Pharmaceuticals	50	74	142	208
Surgical	9	26	35	55
Total segment profit	226	245	648	694
Corporate	(114)	(71)	(296)	(219)
Amortization of intangible assets	(59)	(72)	(188)	(225)
Other expense, net	(7)	(8)	(8)	(13)
Operating income	46	94	156	237
Interest income	2	—	3	—
Interest expense (Note 4)	(35)	—	(99)	—
Foreign exchange and other	6	(6)	15	(5)
Income before provision for income taxes	$19	$88	$75	$232

Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Ophthalmic Pharmaceuticals		Surgical		Total
	Three Months Ended September 30,
(in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Pharmaceuticals	$4	$5	$117	$116	$—	$—	$121	$121
Devices	221	226	—	—	169	170	390	396
OTC	361	364	—	—	—	—	361	364
Branded and Other Generics	10	7	55	53	—	—	65	60
Other revenues	2	3	—	2	3	3	5	8
	$598	$605	$172	$171	$172	$173	$942	$949

	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Pharmaceuticals	$10	$15	$339	$364	$—	$—	$349	$379
Devices	648	664	—	—	521	511	1,169	1,175
OTC	1,060	1,009	—	—	—	—	1,060	1,009
Branded and Other Generics	23	22	154	158	—	—	177	180
Other revenues	6	7	2	5	9	9	17	21
	$1,747	$1,717	$495	$527	$530	$520	$2,772	$2,764
The top ten products/franchises for the nine months ended September 30, 2022 and 2021 represented 58% and 56% of total revenues for the nine months ended September 30, 2022 and 2021, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
U.S. and Puerto Rico	$425	$415	$1,241	$1,211
China	93	94	251	277
France	43	48	154	155
Japan	46	56	143	167
Germany	30	44	106	112
Russia	43	33	90	75
United Kingdom	27	30	81	80
Canada	27	27	73	75
Italy	16	19	57	54
Spain	15	19	56	57
Mexico	14	9	39	26
South Korea	11	11	33	36
Poland	10	11	33	32
Other	142	133	415	407
	$942	$949	$2,772	$2,764
Certain reclassifications have been made and are reflected in the table above.
Major Customers
No individual customer accounted for 10% or more of total revenues.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through November 2, 2022 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Combined Financial Statements for the year ended December 31, 2021, which are included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and Bausch + Lomb’s supplemented PREP prospectus filed with the Canadian Securities Administrators (the “CSA”) on May 5, 2022. In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
Our comprehensive portfolio of over 400 products is fully integrated and built to serve our customers across the full spectrum of their eye health needs throughout their lives. Our iconic brand is built on the deep trust and loyalty of our customers established over our nearly 170-year history. We have a significant global research, development, manufacturing and commercial footprint of approximately 12,800 employees and a presence in approximately 100 countries, extending our reach to billions of potential customers across the globe. We have long been associated with many of the most significant advances in eye health, and we believe we are well positioned to continue leading the advancement of eye health in the future.
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
Our contact lens portfolio spans the spectrum of wearing modalities, including daily disposable and frequently replaced contact lenses, and contact lenses that are indicated for therapeutic use and that can also provide optical correction during healing, if required. In particular, our Vision Care contact lens portfolio includes our Bausch + Lomb INFUSE® (silicone hydrogel (“SiHy”) daily disposable contact lenses, Biotrue® ONEday daily disposables, PureVision® SiHy contact lenses, SofLens® daily disposables and Bausch + Lomb ULTRA® contact lenses.
Our consumer eye care business consists of contact lens care products, over-the-counter (“OTC”) eye drops that address various conditions, including eye allergies, conjunctivitis, dry eye, and redness relief, and eye vitamins and mineral supplements. Our Eye Vitamin Products include our PreserVision® AREDS 2 formula, which contains the exact levels of six key nutrients recommended by the National Eye Institute to help reduce the risk of progression in patients with moderate to advanced age-related macular degeneration (“AMD”), and supplements, that support general eye health. Within our consumer eye care business, our lens care product portfolio includes Biotrue® and Renu® multipurpose solutions and Boston® cleaning and conditioning solutions, our eye drops include LUMIFY®, Soothe®, Artelac®, Alaway® and Mioclear™ and our Eye Vitamins include PreserVision® and Ocuvite®.
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
The Surgical Segment—consists of medical device equipment, consumables and technologies for the treatment of corneal, cataracts, and vitreous and retinal eye conditions, which includes intraocular lenses ("IOLs") and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key surgical brands include Akreos®, AMVISC®, Crystalens® IOLs, enVista® IOLs, Millennium®, Stellaris Elite® vision enhancement system, Storz® ophthalmic instruments, VICTUS® femtosecond laser, Teneo™, Eyefill® and Zyoptix®.
Initial Public Offering and Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, our parent company, BHC, announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). In January 2022, BHC completed the internal organizational design and structure of our new eye health entity. The next step in the Separation was an initial public offering of the common shares of Bausch + Lomb. The registration statement related to the initial public offering of Bausch + Lomb (the “B+L IPO”) was declared effective on May 5, 2022, and our common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Prior to the completion of the B+L IPO, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, a wholly-owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount), pursuant to the Bausch + Lomb prospectus. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters of the B+L IPO partially exercised the over-allotment option granted to them by the Selling Shareholder, and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The Selling Shareholder received all net proceeds from the B+L IPO. The remainder of the over-allotment option granted to the underwriters expired.
Upon the closing of the B+L IPO (after giving effect to the partial exercise of the over-allotment option), BHC directly or indirectly holds 310,449,643 Bausch + Lomb common shares, which represents approximately 88.7% of our common shares. The completion of the separation of Bausch + Lomb is subject to the expiry of customary lockups related to the B+L IPO (which have now expired) and, the achievement of targeted debt leverage ratios, subject to market conditions and the receipt of applicable shareholder and other necessary approvals and the various risk factors relating to the separation approvals set forth in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to our Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, under the section entitled “Risk Factors”. We understand that BHC continues to believe that completing the B+L Separation makes strategic sense and that BHC continues to evaluate all factors and considerations related to completing the Separation, including the effect of the Norwich Legal Decision (as defined below) .
See Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Condensed Consolidated Financial Statements for additional information.

We believe the Separation presents Bausch + Lomb with a unique opportunity, and will provide us operating flexibility and put us in a strong position to unlock additional value in our eye health business as a separate and dissimilar business from the remainder of BHC’s product portfolios and businesses. As a separate entity, Bausch + Lomb’s management believes that it is positioned to focus on its core businesses to drive additional growth, more effectively allocate capital and better manage our capital needs. Further, the Separation will allow us and the market to compare the operating results of our eye health business with other “pure play” eye health companies. Although management believes these transactions will unlock value for our shareholders, there can be no assurance that the Separation will be consummated, or, even if consummated, that the Separation will be successful in doing so.
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
We believe our unparalleled eye health knowledge and insights allow us to capitalize on market trends by differentiating our approach to product development, with a pipeline focused on prioritizing customer needs and actively seeking external innovation to design, develop and advance creative, ethical eye health products across our portfolio, to address unmet and evolving needs of eye care professionals, patients and consumers. Our team of approximately 850 dedicated Research and Development (“R&D”) employees is focused on advancing our pipeline and identifying new product opportunities and we believe we have a significant innovation opportunity today. We plan to develop and commercialize our global pipeline of over 60 projects, many of which are global projects being developed in and for multiple countries. These global and individual projects are in various stages of pre-clinical and clinical development, including new contact lenses and prescription medications for myopia, next-generation cataract equipment, premium IOLs, investigational treatments for dry eye, novel formulation for eye vitamins, preservative free formulation of eye drops and, next-generation cataract equipment, among others, that are designed to grow our portfolio and accelerate future growth.
Our internal R&D organization focuses on the development of products through clinical trials. As of September 30, 2022, we have over 60 projects in our global pipeline which are being developed in and for multiple countries. Certain core internal R&D projects that have received a significant portion of our R&D investment in current and prior periods are listed below.
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
Contact Lens Pipeline
We are developing new materials and expect to continue to introduce innovative products, like our Bausch + Lomb INFUSE® contact lens, which is a silicone hydrogel daily disposable contact lens designed with a next generation material infused with ProBalance Technology™ to help maintain ocular surface homeostasis and help reduce symptoms of contact lens dryness. Silicone hydrogel materials provide increased oxygen transmission for eye health, improved safety and increased comfort for end users. This combination should continue to benefit our other SiHy brands: Bausch + Lomb ULTRA®, AQUALOX™ and PureVision®. Our contact lens pipeline includes:
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. In September 2018, we launched SiHy Daily in Japan under the branded name AQUALOX™ ONE DAY. In August 2020, we launched SiHy Daily in the U.S. under the branded name Bausch + Lomb INFUSE® SiHy Daily Disposable contact lens. In the fourth quarter of 2020, SiHy Daily was launched in Australia, Hong Kong and Canada under the branded name Bausch + Lomb Ultra® ONE DAY. SiHy Daily has also received regulatory approval in China, New Zealand, Japan, South Korea, Europe, Singapore and Malaysia, where it will be branded as Bausch + Lomb Ultra® ONE DAY, and, in the second quarter of 2021, we launched SiHy Daily in South Korea and Singapore as Bausch + Lomb Ultra® ONE DAY.
•In October 2020, we announced that we had entered into an exclusive global licensing agreement with Brien Holden Vision Institute (“BHVI” and the license, the “BHVI License”) for a myopia control contact lens design developed by BHVI. We plan to pair BHVI’s novel contact lens design with our leading contact lens technologies to develop potential contact lens treatments designed to slow the progression of myopia in children. A global clinical trial is expected to begin in 2023.
•We are developing a custom-finished orthokeratology lens with a proprietary software based fitting system for the treatment of myopia, especially in children, which we expect to launch in 2023, subject to FDA approval.
•We are developing certain cosmetic contact lenses with improved color technology, which has been recently approved in Japan and we expect to launch in certain other Asian markets in 2023 and 2024.
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
Consumer Eye Care Pipeline
We have built and strengthened our consumer eye care product pipeline through internal development initiatives and external business development opportunities and intend to continue developing our pipeline through a combination of internal and external business development initiatives. Our consumer eye care product pipeline includes:
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. We launched this product in the U.S. in May 2018 and in Canada in June 2022. Currently, we have several new line formulations under development. The first Phase 3 study in support of these line extensions has initiated. Additional studies have commenced during October 2022.
•Renu® Advanced Multi-Purpose Solution (“MPS”) - Contains a triple disinfectant system that kills 99.9% of germs tested, and has a dual surfactant system that provides up to 20 hours of moisture. Renu® Advanced MPS is FDA cleared with indications for use to condition, clean, remove protein, disinfect, rinse and store soft contact lenses including those composed of silicone hydrogels. Prior to 2022, Renu® Advanced MPS was launched in India, Mexico, Korea, Turkey and Greece and gained regulatory approvals in Indonesia, Malaysia, Singapore, the European Union, Belarus and China. In 2022, Renu® Advanced MPS was launched in Taiwan, Czech Republic, Israel, Poland, Slovakia, China, Argentina, Columbia, Ecuador and Peru. We anticipate launches in Slovenia, other parts of Europe and the Nordic regions.
•Biotrue® Hydration Plus Multi-Purpose Solution – A next generation Biotrue® MPS that contains 25% more Hyaluronan (HA), triple disinfectant system that kills 99.9% of germs tested, dual surfactant system that provides lens conditioning/cleaning and erythritol providing antioxidant properties. This formulation provides up to 20 hours of hydration. Biotrue® Hydration Plus MPS is U.S. FDA and Health Canada cleared with indications for use to condition, clean, remove protein, disinfect, rinse and store soft contact lenses including those composed of silicone hydrogels. Biotrue® Hydration Plus MPS was launched in the U.S. and Canada in 2022 and has gained regulatory approval from China’s National Medical Products Administration (“NMPA”). We anticipate launching in China in the second half of 2023.
•Preservative Free Biotrue® Hydration Boost lubricant eye drops was launched in the U.S. during June 2021. This formulation is enhanced with Hyaluronan (HA), electrolytes, an anti-oxidant and marketed in a preservative free multi-dose container. Additional line extensions are currently under development.

Ophthalmic Pharmaceutical Pipeline
We intend to strengthen our innovative pharmaceuticals pipeline through internal development and external business development opportunities with a focus on life cycle management, generics and biosimilars, dry eye and “back of the eye” diseases. Our range of ophthalmic pharmaceutical pipeline products include:
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
•In December 2019, we announced that we had acquired an exclusive license from Novaliq GmbH (the “Novaliq License”) for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug that if approved by the FDA will have a novel mechanism of action to treat dry eye disease (“DED”) associated with Meibomian Gland Dysfunction (“MGD”). In April 2021, we announced statistically significant topline data from the first of two Phase 3 studies, and, in September 2021, we announced statistically significant topline data from the second Phase 3 study. The New Drug Application was filed with the FDA in June 2022 (and accepted by the FDA in September 2022 with a Prescription Drug User Fee Act (PDUFA) date of June 28, 2023), and, if approved, we anticipate launching in the U.S. in the second half of 2023. If approved by the FDA, we believe the addition of this investigational treatment for DED with MGD will help build upon our strong portfolio of integrated eye health products. We expect to make our Canadian filing in the first half of 2023.
•Under the terms of an October 2020 agreement with Eyenovia, Inc., we have acquired an exclusive license (the “Eyenovia License”) in the U.S. and Canada for the development and commercialization of an investigational microdose formulation of atropine ophthalmic solution; a potentially first-in-class investigational treatment of the reduction of pediatric myopia progression. Microdose administration is designed to result in low systemic and ocular drug exposure. We expect to complete enrollment for a Phase 3 study during 2023. If approved by the FDA, we believe this investigational product could potentially change the treatment paradigm for the reduction of myopia progression in children.
•In May 2020, we entered into an exclusive license agreement (the “STADA-Xbrane License”) with STADA Arzneimittel AG and its development partner, Xbrane Biopharma AB (“Xbrane”), to commercialize in the U.S. and Canada a biosimilar candidate to Lucentis® (ranibizumab), a VEGF inhibitor used in the treatment of serious eye diseases, such as wet AMD. We expect, subject to FDA alignment, that Xbrane will resubmit the abbreviated Biologics License Application (“aBLA”) for the product by the end of 2022 and we anticipate launching the product in the U.S. in late 2023 or early 2024 (depending on the exact timing of such resubmission).
Surgical Pipeline
We have built and strengthened our ophthalmic surgical pipeline through internal and external development and licensing initiatives and intend to continue developing our pipeline through a combination of internal and external business development initiatives. Our range of surgical pipeline products are developed with the goal to reinforce our position in existing segments, as well as entering new segments in order to broaden the offering. Our surgical pipeline includes:
•In the first quarter of 2021, we launched LuxSmartTM IOLs with extended depth of focus (“EDOF”) design. We started first implantation in December 2020, and we expanded prelaunch activities in the U.K., France, Germany, Sweden, Italy, Spain, Poland, Hong Kong and the Czech Republic in the first quarter of 2021. During the remainder of 2021, we expanded the launch of LuxSmartTM IOLs to other European countries, including Belgium, Netherlands, Norway, Portugal, Switzerland, Greece, Bulgaria, Hungary, Romania and Serbia. We expect to expand the launch of LuxSmartTM IOLs in select other markets in 2023.
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
•We are developing new innovative, personalized corneal treatments for our Teneo™ Excimer laser, which we expect to launch in the U.S. in 2023, subject to FDA approval.
•New Ophthalmic Viscosurgical Device (“OVD”) product - A formulation to protect corneal endothelium during phacoemulsification process during a cataract surgery and to help chamber maintenance and lubrication during IOL delivery. A clinical study report was completed for the cohesive OVD product (StableVisc™) during the second quarter of 2022. FDA approval is expected in the fourth quarter of 2022 and launch is expected in the first quarter of 2023. In addition, in March 2021, we received Premarket Approval from the FDA for Clearvisc® dispersive OVD, which we launched in the U.S. in June 2021.
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
Sales Force Expansion
We have an established sales network that uniquely positions us to meet customers’ demands across the geographies we serve, building deeply loyal and enduring relationships. Through our teams, we are engaged with various physician and patient associations across the world. These professional relationships are the foundation of our proven track record of converting innovation into trusted products with high sales and provide us additional patient insights and consumer feedback that virtuously informs the innovation effort. We look for opportunities to strategically expand our sales force in specific geographies as needed and in support of new product launches, most recently in support of our launches of our Bausch + Lomb INFUSE®, Biotrue® ONEday and Bausch + Lomb ULTRA® contact lenses in order to drive growth and maximize the return on our product portfolio.

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
Investment in Our Manufacturing Facilities
In support of our core businesses, we have made and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York and our Lynchburg facility in Virginia. We note that continued investment in our infrastructure remained an area of our focus and transformation. We have identified and continue to identify opportunities to increase our capacity to manufacture our products to meet forecasted global demand, particularly in our Vision Care product lines. Our projects have included emphasis on developing new technologies to assist in the manufacture, inspection, and packaging of contact lenses to drive efficiencies in our manufacturing processes.
Additionally, we have increased and continue to increase our investments to enhance our supply chain and distribution capabilities in both the U.S and international locations. These recent investments in our supply chain included adding additional distribution capabilities for medical devices, primarily contact lens products.
From a manufacturing and distribution expansion perspective, we have made approximately $785 million in capital expenditures/commitments over the past 5 years to increase capacity and meet increased demand for our products. We believe the continued investments in our infrastructure, most specifically the Waterford, Rochester and Lynchburg facilities, further demonstrates the growth potential we see in our products.
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
Our revenues attributable to Russia for the nine months ended September 30, 2022 and 2021 were $90 million and $75 million, respectively. Our revenues attributable to Ukraine for the nine months ended September 30, 2022 and 2021 were $5 million and $7 million, respectively. Our revenues attributable to Belarus for the nine months ended September 30, 2022 and 2021 were $6 million and $5 million, respectively. As the geopolitical situation in Eastern Europe continues to intensify, political events and sanctions are continually changing, and we continue to assess the impact of the Russia-Ukraine war will have on our businesses. These impacts may include but are not limited to: (i) interruptions or stoppage of production, (ii) damage or loss of inventories, (iii) supply-chain and product distribution disruptions in Eastern Europe, (iv) volatility in commodity prices and currencies, (v) disruption in banking systems and capital markets, (vi) reductions in sales and earnings of business in affected areas, (vii) increased costs and (viii) cyberattacks.
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
Our revenues gradually returned to pre-pandemic levels for many of our businesses and geographies throughout 2021. However, in some regions, including China (as further described below), we continued to experience negative impacts of the COVID-19 pandemic on our business in those regions. The rates of recovery for each business will vary by geography and will be dependent upon, among other things, the availability and effectiveness of vaccines for the COVID-19 virus and variant and subvariant strains thereof, government responses, rates of economic recovery, precautionary measures taken by patients and customers, the rate at which remaining social restrictions are lifted and, once lifted, the presumption that social restrictions will not be materially reenacted in the event of a resurgence of the virus or variant and subvariant strains thereof and other actions taken in response to the COVID-19 pandemic.
The outbreak of the omicron variant in China in 2022 has resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China, particularly Shanghai. The lockdowns in China had impacted the demand for certain products, particularly our contact lens and consumer eye care products, as shelter in place orders limit the demand and need for the use of contact lenses and related products. Our revenues in China for the nine months ended September 30, 2022 and 2021 were $251 million and $277 million, respectively, a decrease of $26 million and, in part, reflects the challenges created by the surge of the omicron variant in China. During the third quarter of 2022, the impact on our revenues from the headwinds from China’s COVID-19 policies and lockdowns that we saw during the first half of 2022 began to normalize and we began to see growth in volumes in this region. Additionally, government enforced lockdowns have caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. Through the date of this filing, we have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes. However, as the impacts of global reaction to the COVID-19 pandemic remains a fluid situation, we continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in order to timely address new issues if and when they arise.
For a further discussion of these and other COVID-19 related risks, see “Risk Factors— Risks Relating to COVID-19” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
Inflation and Supply Chain
As a result of global macroeconomic conditions, including, but not limited to those caused by the Russia-Ukraine War and the COVID-19 pandemic, we have been experiencing inflationary pressures related to certain materials for our products.

We have also been experiencing certain supply-chain challenges which have caused disruptions in availability and delays in shipping, which has led to challenges in meeting end market demand.
These inflationary pressures and supply-chain challenges have impacted our revenues and resulting margins, despite our effort to manage these impacts through strategic pricing actions and other initiatives. While we expect these inflationary pressures and supply-chain challenges to continue through 2022, the duration and extent of these challenges is uncertain and could have an adverse impact on results of operations. We will continue to monitor these inflationary and supply-chain challenges and are implementing actions to help mitigate these challenges.
Inflation Reduction Act
On August 16, 2022, US President Joseph Biden signed the Inflation Reduction Act (the “IRA”) into law, which includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The corporate alternative minimum tax (“CAMT”) imposes a minimum tax on the adjusted financial statement income (“AFSI”) for “applicable corporations” with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group, as defined in the IRA, must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test, but would only be subject to CAMT if the three-year average AFSI of its US members, US trades or business of foreign group members that are not subsidiaries of US members, and foreign subsidiaries of US members exceeds $100 million. The Company is currently considered a member of BHC’s foreign-parented multinational group and the Company’s “applicable corporations” would be combined with that of BHC’s “applicable corporations” to determine the applicability of the CAMT. The Company currently does not believe this will have a significant impact on its tax results, but will continue to evaluate the law and its potential impacts.
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
Certain of our products already face generic competition. During 2021, products that began facing LOE in the U.S. included, Lotemax® Gel and Bepreve®, which in aggregate accounted for less than 1% of our total revenues in 2021. Based on current patent expiration dates, settlement agreements and/or competitive information, we have also identified branded products that we believe could begin facing potential LOE and/or generic competition in the U.S. over the next five years, which in the aggregate accounted for approximately 1% of our total revenues in 2021. This could change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
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
FINANCIAL PERFORMANCE HIGHLIGHTS
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation. The following table provides selected unaudited financial information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	Change	2022	2021	Change
Revenues	$942	$949	$(7)	$2,772	$2,764	$8
Operating income	$46	$94	$(48)	$156	$237	$(81)
Income before provision for income taxes	$19	$88	$(69)	$75	$232	$(157)
Net (loss) income attributable to Bausch + Lomb Corporation	$(18)	$60	$(78)	$7	$131	$(124)
Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation	$(0.05)	$0.17	$(0.22)	$0.02	$0.37	$(0.35)
Financial Performance
Summary of the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenues for the three months ended September 30, 2022 and 2021 were $942 million and $949 million, respectively, a decrease of $7 million, or 1%. The decrease was primarily attributable to the unfavorable impact of foreign currencies across all our international businesses. This decrease was partially offset by increases in: (i) volumes across each of our segments and (ii) net realized pricing, primarily in our Vision Care segment.
Operating income for the three months ended September 30, 2022 and 2021 was $46 million and $94 million, respectively, a decrease of $48 million which reflects, among other factors:
•a decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $13 million, primarily driven by: (i) the unfavorable impact of foreign currencies and (ii) higher manufacturing variances, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses, partially offset by the increase in pricing;
•an increase in selling, general and administrative ("SG&A") expenses of $33 million, primarily attributable to: (i) higher professional fees and higher compensation expenses, primarily related to separation-related costs and dis-synergy costs associated with the Company becoming a stand-alone entity and (ii) higher selling expenses, partially offset by the favorable impact of foreign currencies;
•an increase in R&D of $14 million primarily due to higher medical device regulation costs;
•a decrease in Amortization of intangible assets of $13 million, primarily due to fully amortized intangible assets no longer being amortized in 2022; and
•a decrease in Other expense, net of $1 million, primarily due to lower asset impairment charges, partially offset by higher restructuring, integration and separation costs.

Operating income for the three months ended September 30, 2022 and 2021 was $46 million and $94 million, respectively, and includes non-cash charges for Depreciation and amortization of intangible assets of $93 million and $98 million and Share-based compensation of $18 million and $16 million, respectively.
Income before provision for income taxes for the three months ended September 30, 2022 and 2021 was $19 million and $88 million, respectively, a decrease of $69 million and is primarily attributable to: (i) the decrease in our operating results of $48 million, as previously discussed and (ii) an increase in interest expense of $35 million, partially offset by a favorable net change in Foreign exchange and other of $12 million.
Net loss attributable to Bausch + Lomb for the three months ended September 30, 2022 was $18 million, as compared to Net income attributable to Bausch + Lomb for the three months ended September 30, 2021 of $60 million, a decrease in our results of $78 million and was primarily due to the decreases in Income before provision for income taxes of $69 million, as previously discussed, partially offset by a decrease in the Provision for income taxes of $9 million.
Summary of the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues for the nine months ended September 30, 2022 and 2021 were $2,772 million and $2,764 million, respectively, an increase of $8 million. The increase was attributable to: (i) increases in volumes in each of our segments and (ii) an increase in net realized pricing in our Vision Care segment, partially offset by decreases in net realized pricing in our Ophthalmic Pharmaceuticals segment. These increases were also partially offset by: (i) the unfavorable impact of foreign currencies across all our international businesses and (ii) the impact of divestitures and discontinuations.
Operating income for the nine months ended September 30, 2022 and 2021 was $156 million and $237 million, respectively, a decrease of $81 million which reflects, among other factors:
•a decrease in contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) of $25 million, primarily driven by: (i) higher manufacturing variances, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses and (ii) year-over-year changes in product mix. The higher manufacturing variances were partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier, as discussed below;
•an increase in SG&A expenses of $68 million, primarily attributable to: (i) higher professional fees and higher compensation expenses, primarily related to separation-related costs and dis-synergy costs associated with the Company becoming a stand-alone entity and (ii) higher selling expenses, primarily related to freight, partially offset by the favorable impact of foreign currencies;
•an increase in R&D of $28 million primarily due to higher medical device regulation costs;
•a decrease in Amortization of intangible assets of $37 million, primarily due to fully amortized intangible assets no longer being amortized in 2022; and
•a decrease in Other expense, net of $5 million, primarily due to: (i) lower asset impairment charges and (ii) a fair value adjustment related to acquisition-related contingent consideration, partially offset by higher restructuring, integration and separation costs.
Operating income for the nine months ended September 30, 2022 and 2021 was $156 million and $237 million, respectively, and includes non-cash charges for Depreciation and amortization of intangible assets of $286 million and $315 million and Share-based compensation of $45 million and $45 million, respectively.
Income before provision for income taxes for the nine months ended September 30, 2022 and 2021 was $75 million and $232 million, respectively, a decrease of $157 million and is primarily attributable to: (i) an increase in interest expense of $99 million and (ii) the decrease in our operating results of $81 million, as previously discussed, partially offset by a favorable net change in Foreign exchange and other of $20 million.
Net income attributable to Bausch + Lomb for the nine months ended September 30, 2022 was $7 million, as compared to Net income attributable to Bausch + Lomb for the nine months ended September 30, 2021 of $131 million, a decrease in our results of $124 million and was primarily due to the decreases in Income before provision for income taxes of $157 million, as previously discussed, partially offset by a decrease in the Provision for income taxes of $33 million.

RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Revenues
Product sales	$937	$941	$(4)	$2,755	$2,743	$12
Other revenues	5	8	(3)	17	21	(4)
	942	949	(7)	2,772	2,764	8
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	370	361	9	1,093	1,056	37
Cost of other revenues	2	3	(1)	6	8	(2)
Selling, general and administrative (Note 4)	381	348	33	1,092	1,024	68
Research and development (Note 4)	77	63	14	229	201	28
Amortization of intangible assets	59	72	(13)	188	225	(37)
Other expense, net	7	8	(1)	8	13	(5)
	896	855	41	2,616	2,527	89
Operating income	46	94	(48)	156	237	(81)
Interest income	2	—	2	3	—	3
Interest expense (Note 4)	(35)	—	(35)	(99)	—	(99)
Foreign exchange and other	6	(6)	12	15	(5)	20
Income before provision for income taxes	19	88	(69)	75	232	(157)
Provision for income taxes	(34)	(25)	(9)	(60)	(93)	33
Net (loss) income	(15)	63	(78)	15	139	(124)
Net income attributable to noncontrolling interest	(3)	(3)	—	(8)	(8)	—
Net (loss) income attributable to Bausch + Lomb Corporation	$(18)	$60	$(78)	$7	$131	$(124)
Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
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
Our revenues were $942 million and $949 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $7 million, or 1%. The decrease was attributable to: (i) the unfavorable impact of foreign currencies across all our international businesses of $55 million primarily in Europe and Asia and (ii) the impact of divestitures and discontinuations of $1 million, related to the discontinuation of certain products. These decreases were partially offset by increases in: (i) volumes of $25 million and (ii) net realized pricing of $24 million, primarily within our Vision Care segment. The increase in volumes was due to: (i) new launches within our international contact lens business, (ii) increased demand of consumables and IOLs within our Surgical segment and (iii) increased demand and new launches within our Ophthalmic Pharmaceuticals segment.
The changes in our segment revenues and segment profits for the three months ended September 30, 2022 are discussed in further detail in the respective subsequent sections titled “—Reportable Segment Revenues and Profits.”
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,297	100.0%	$1,268	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	85	6.60%	87	6.90%
Returns	17	1.30%	13	0.90%
Rebates	133	10.30%	133	10.50%
Chargebacks	119	9.10%	90	7.10%
Distribution fees	6	0.50%	4	0.40%
Total provisions	360	27.80%	327	25.80%
Net product sales	937	72.20%	941	74.20%
Other revenues	5		8
Revenues	$942		$949
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 27.8% and 25.8% for the three months ended September 30, 2022 and 2021, respectively, an increase of 2.0% percentage points, and is primarily attributable to the increase in chargebacks as a percentage of revenues. Chargebacks were $119 million and $90 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $29 million. The increase in chargebacks is primarily attributable to our generics portfolio as a result of product and customer mix and lower contract pricing due to increased competition on certain products.
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
Cost of goods sold was $370 million and $361 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $9 million, or 2%. The increase was primarily driven by: (i) higher manufacturing variances, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses and (ii) higher volumes, as previously discussed, partially offset by the favorable impact of foreign currencies. We continue to monitor the impact of inflationary pressures on our operating results, particularly on our manufacturing costs, and we expect higher year over year manufacturing variances for the remainder of 2022 as a result of inflation.
Cost of goods sold as a percentage of Product sales was 39.5% and 38.4% for the three months ended September 30, 2022 and 2021, respectively, an increase of 1%, primarily as a result of inflationary pressures related to certain manufacturing costs, partially offset by the increase in net realized pricing.
Selling, General and Administrative Expenses
SG&A expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs. In connection with the Separation, the Company has also incurred, and expects to continue to incur separation and separation-related costs associated with activities taken to: (i) separate the Bausch + Lomb business from the remainder of BHC and (ii) register the Bausch + Lomb business as an independent publicly traded entity
SG&A expenses were $381 million and $348 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $33 million, or 9%. The increase was primarily attributable to: (i) higher professional fees and higher compensation expenses, primarily related to separation-related costs and dis-synergy costs associated with the Company becoming a stand-alone entity and (ii) higher selling expenses, primarily related to freight, partially offset by the favorable impact of foreign currencies.
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
R&D expenses were $77 million and $63 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $14 million, or 22%. R&D expenses as a percentage of Product sales were approximately 8.0% and 7.0% for the three months ended September 30, 2022 and 2021, respectively. The increase in R&D expenses is primarily due to higher medical device regulation costs.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $59 million and $72 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $13 million primarily due to fully amortized intangible assets no longer being amortized in 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the three months ended September 30, 2022 and 2021 consists of the following:

	Three Months Ended September 30,
(in millions)	2022	2021
Asset impairments	$1	$8
Restructuring, integration and separation costs	5	—
Acquired in-process research and development costs	1	—
Other expense, net	$7	$8
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities and interest previously due on a promissory note to BHC.
Interest expense was $35 million and $0 for the three months ended September 30, 2022 and 2021, respectively, an increase of $35 million. The increase is primarily attributable to interest associated with the Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) entered into May 2022. See Note 10, “CREDIT FACILITIES” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the Term Facility.

Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany loans and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net gain of $6 million and a loss of $6 million for the three months ended September 30, 2022 and 2021, respectively.
Income Taxes
Provision for income taxes were $34 million and $25 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $9 million. The increase in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) changes in uncertain tax positions, (b) the filing of certain tax returns and (c) a change in the deduction for stock compensation.
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
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended September 30, 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022		2021		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$598	64%	$605	64%	$(7)	(1)%
Ophthalmic Pharmaceuticals	172	18%	171	18%	1	1%
Surgical	172	18%	173	18%	(1)	(1)%
Total revenues	$942	100%	$949	100%	$(7)	(1)%

Segment Profits / Segment Profit Margins
Vision Care	$167	28%	$145	24%	$22	15%
Ophthalmic Pharmaceuticals	50	29%	74	43%	(24)	(32)%
Surgical	9	5%	26	15%	(17)	(65)%
Total segment profits	$226	24%	$245	26%	$(19)	(8)%

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
The following table presents a reconciliation of Revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Vision Care	$598	$34	$632	$605	$—	$605	$27	4%
Ophthalmic Pharmaceuticals	172	8	180	171	—	171	9	5%
Surgical	172	13	185	173	(1)	172	13	8%
Total	$942	$55	$997	$949	$(1)	$948	$49	5%
Vision Care Segment:
Vision Care Segment Revenue
The Vision Care segment revenue was $598 million and $605 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $7 million, or 1%. The decrease was driven by the unfavorable impact of foreign currencies of $34 million, primarily in Asia and Europe. The decrease was partially offset by: (i) an increase in net pricing of $23 million primarily within our consumer eye care business and (ii) an increase in volumes of $4 million, primarily due to new launches within our international contact lens business.
Vision Care Segment Profit
The Vision Care segment profit was $167 million and $145 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $22 million, or 15%. The increase was primarily driven by: (i) a decrease in R&D expense primarily in our U.S. contact lens business and (ii) a decrease in SG&A, primarily due to the favorable impact of foreign currencies on the Company's expenses. These decreases were partially offset by higher manufacturing variances, primarily within our contact lens business, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses.
Ophthalmic Pharmaceuticals Segment:
Ophthalmic Pharmaceuticals Segment Revenue
The Ophthalmic Pharmaceuticals segment revenue was $172 million and $171 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $1 million, or 1%. The increase was driven by an increase in volumes of $10 million, primarily due to increased demand and new launches. This increase was partially offset by: (i) the unfavorable impact of foreign currencies of $8 million, primarily in Europe and (ii) a decrease in net pricing of $1 million.
Ophthalmic Pharmaceuticals Segment Profit
The Ophthalmic Pharmaceuticals segment profit was $50 million and $74 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $24 million, or 32%. The decrease was primarily driven by: (i) higher R&D expense and (ii) higher advertising and promotional costs due to newly launched products, such as XIPERE® in the first quarter of 2022.
Surgical Segment:
Surgical Segment Revenue
The Surgical segment revenue was $172 million and $173 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $1 million, or 1%. The decrease was driven by the unfavorable effect of foreign currencies of $13 million, primarily in Europe and (ii) the impact of divestitures and discontinuations of $1 million, related to the discontinuation of certain products. These decreases were partially offset by: (i) an increase in volumes of $11 million, primarily due to increased demand of consumables and intraocular lenses and (ii) an increase in net realized pricing of $2 million.
Surgical Segment Profit
The Surgical segment profit was $9 million and $26 million for the three months ended September 30, 2022 and 2021, respectively, a decrease of $17 million, or 65%. The decrease was primarily driven by: (i) higher R&D expense and (ii) higher SG&A expense.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenues
Our revenues were $2,772 million and $2,764 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $8 million, or less than 1%. The increase was attributable to increases in: (i) volumes of $113 million across each of our segments and (ii) net realized pricing of $32 million. The increase in volumes was primarily driven by: (i) our consumer eye care business, driven by: (a) increased demand for Lumify®, Biotrue® and PreserVision® and (b) the non-recurrence of a third-party supplier quality issue on the prior year revenues of certain consumer eye care products, as discussed below, (ii) increased demand of consumables and intraocular lenses within our Surgical segment and (iii) increased demand and new launches within our Ophthalmic Pharmaceuticals Segment. These increases in volume were partially offset by the impact of the COVID-19 pandemic during the first half of the year on our contact lens business in China. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies across all our international businesses of $130 million, primarily in Europe and Asia, and (ii) the impact of divestitures and discontinuations of $7 million, related to the discontinuation of certain products.
The changes in our segment revenues and segment profits for the nine months ended September 30, 2022 are discussed in further detail in the respective subsequent sections titled “—Reportable Segment Revenues and Profits.”
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022		2021
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,802	100.0%	$3,696	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	245	6.40%	250	6.80%
Returns	52	1.40%	58	1.60%
Rebates	403	10.60%	389	10.50%
Chargebacks	330	8.70%	243	6.50%
Distribution fees	17	0.40%	13	0.40%
Total provisions	1,047	27.50%	953	25.80%
Net product sales	2,755	72.50%	2,743	74.20%
Other revenues	17		21
Revenues	$2,772		$2,764
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 27.5% and 25.8% for the nine months ended September 30, 2022 and 2021, respectively, an increase of 1.7 percentage points, and is primarily attributable to the increase in chargebacks as a percentage of revenues. Chargebacks were $330 million and $243 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $87 million. The increase in chargebacks is primarily attributable to our generics portfolio as a result of product and customer mix and lower contract pricing due to increased competition on certain products.
Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $1,093 million and $1,056 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $37 million, or 4%. The increase was primarily driven by: (i) higher volumes, as previously discussed and (ii) higher manufacturing variances, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses, partially offset by the favorable impact of foreign currencies. The higher manufacturing variances were partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier, as discussed below. We continue to monitor the impact of inflationary pressures on our operating results, particularly on our manufacturing costs, and we expect higher year over year manufacturing variances for the remainder of 2022 as a result of inflation.

In 2021, we were notified by a third-party supplier of sterilization services for our lens care solution bottles and caps at our Milan, Italy facility, of inconsistencies in the sterilization data versus certificates of conformance previously submitted to us by that supplier. Based on our internal Health and Safety Analysis, it was determined that this issue did not affect the safety or performance of any of our products and was limited to a specific number of lots for certain consumer eye care products within our Vision Care segment. However, out of an abundance of caution and working with the appropriate notified body and responsible health authorities, we contained and/or recalled down to the consumer level the limited number of affected lots of products resulting in $8 million of manufacturing variances and $6 million of returns during the nine months ended September 30, 2021. Further, although our Greenville, South Carolina facility increased production to support some of the demand in the near term, due to the limited availability of qualified materials, production at the Milan facility could not keep up with demand which negatively impacted our sales for the affected products in this region during the nine months ended September 30, 2021. During the third quarter of 2021, we had removed this supplier from our Approved Supplier List and qualified another sterilization supplier, who, along with an existing secondary supplier, will provide bottle sterilization, thereby allowing our Milan facility to return to full production capacity.
Cost of goods sold as a percentage of Product sales was 39.7% and 38.5% for the nine months ended September 30, 2022 and 2021, respectively, an increase of 1.2% primarily attributable to: (i) higher manufacturing variances and (ii) year-over-year changes in product mix.
Selling, General and Administrative Expenses
SG&A expenses were $1,092 million and $1,024 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $68 million, or 7%. The increase was primarily attributable to: (i) higher professional fees and higher compensation expenses, primarily related to separation-related costs and dis-synergy costs associated with the Company becoming a stand-alone entity and (ii) higher selling expenses, primarily related to freight, partially offset by the favorable impact of foreign currencies.
Research and Development Expenses
R&D expenses were $229 million and $201 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $28 million, or 14%. The increase in R&D expenses is primarily due to higher medical device regulation costs and due to R&D spend not beginning to normalize until the second half of 2021, as a result of the COVID-19 pandemic, as discussed below. R&D expenses as a percentage of Product sales were approximately 8% and 7% for the nine months ended September 30, 2022 and 2021, respectively.
In 2020, certain of our R&D activities were limited and others, including new patient enrollments in clinical trials, were temporarily paused, as most trial sites were not able to accept new patients due to government-mandated shutdowns in response to the COVID-19 pandemic. During our third quarter of 2020, many of these trial sites began to reopen and the pace of new patient enrollments increased heading into 2021. During 2021, these activities and related R&D spend gradually increased until they approached a normalized spend rate toward the end of the year. As of the date of this filing, we have not had to make material changes to our development timelines and the pause in our clinical trials has not had a material impact on our operating results; however, a resurgence of the virus could result in unanticipated delays in our ability to conduct new patient enrollments and create other delays which could have a significant adverse effect on our future operating results.
Amortization of Intangible Assets
Amortization of Intangible assets was $188 million and $225 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $37 million, primarily due to fully amortized intangible assets no longer being amortized in 2022.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.

Other expense, net
Other expense, net for the nine months ended September 30, 2022 and 2021 consists of the following:

	Nine Months Ended September 30,
(in millions)	2022	2021
Asset impairments	$1	$11
Restructuring, integration and separation costs	11	1
Acquired in-process research and development costs	1	1
Acquisition-related contingent consideration	(5)	—
Other expense, net	$8	$13
Non-Operating Income and Expense
Interest Expense
Interest expense was $99 million and $0 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $99 million. The increase is primarily attributable to interest associated with: (i) the Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) entered into May 2022 and (ii) BHC Purchase Debt (as defined below) entered into in January 2022. See Note 10, “CREDIT FACILITIES” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the Term Facility.
On January 1, 2022, in anticipation of the B+L IPO, Bausch + Lomb issued a $2,200 million promissory note to BHC (the “BHC Purchase Debt”) in conjunction with a legal reorganization. Included in Interest expense for the nine months ended September 30, 2022 was $47 million of interest attributed to the BHC Purchase Debt. The BHC Purchase Debt was repaid in full on May 10, 2022. See Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a net gain of $15 million and a loss of $5 million for the nine months ended September 30, 2022 and 2021, respectively.
Income Taxes
Provision for income taxes were $60 million and $93 million for the nine months ended September 30, 2022 and 2021, respectively, a favorable change of $33 million. The decrease in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) internal restructurings in 2021, (b) changes in uncertain tax positions, (c) the filings of certain tax returns and (d) a change in the deduction for stock compensation.
See Note 16, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.

Reportable Segment Revenues and Profits
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the nine months ended September 30, 2022 and 2021. The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022		2021		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$1,747	63%	$1,717	62%	$30	2%
Ophthalmic Pharmaceuticals	495	18%	527	19%	(32)	(6)%
Surgical	530	19%	520	19%	10	2%
Total revenues	$2,772	100%	$2,764	100%	$8	—%

Segment Profits / Segment Profit Margins
Vision Care	$471	27%	$431	25%	$40	9%
Ophthalmic Pharmaceuticals	142	29%	208	39%	(66)	(32)%
Surgical	35	7%	55	11%	(20)	(36)%
Total segment profits	$648	23%	$694	25%	$(46)	(7)%
The following table presents a reconciliation of Revenues to organic revenues (non-GAAP) and the period-over-period changes in organic revenue (non-GAAP) for the nine months ended September 30, 2022 and 2021. Organic revenues (non-GAAP) and organic growth (non-GAAP) rates are defined in the previous section titled “Reportable Segment Revenues and Profits”.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021			Change in Organic Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Organic Revenue (Non-GAAP)	Revenue as Reported	Divestitures and Discontinuations	Organic Revenue (Non-GAAP)
(in millions)							Amount	Pct.
Vision Care	$1,747	$82	$1,829	$1,717	$—	$1,717	$112	7%
Ophthalmic Pharmaceuticals	495	18	513	527	—	527	(14)	(3)%
Surgical	530	30	560	520	(7)	513	47	9%
Total	$2,772	$130	$2,902	$2,764	$(7)	$2,757	$145	5%
Vision Care Segment:
Vision Care Segment Revenue
The Vision Care segment revenue was $1,747 million and $1,717 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $30 million, or 2%. The increase was driven by: (i) an increase in net pricing of $58 million, primarily due to pricing increases across certain contact lens and consumer products and (ii) an increase in volumes of $54 million. The increase in volumes was primarily due to: (i) increased demand for Lumify®, Biotrue® and PreserVision® within our consumer eye care business, (ii) the non-recurrence of a third-party supplier quality issue on the prior year revenues of certain consumer eye care products, as previously discussed, and (iii) new launches within our international contact lens business. These increases were partially offset by: (i) the unfavorable impact of foreign currencies of $82 million, primarily in Europe and Asia and (ii) the impact of the COVID-19 pandemic during the first half of the year on our contact lens business in China.
Vision Care Segment Profit
The Vision Care segment profit was $471 million and $431 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $40 million, or 9%. The increase was primarily driven by: (i) the increase in net realized pricing and volumes as previously discussed, (ii) lower R&D expense, primarily in our U.S. contact lens, (iii) lower advertising and promotional expenses, primarily in our U.S. contact lens and International consumer businesses and (iv) lower G&A expenses in the U.S. consumer eye care and contact lens businesses. These increases were partially offset by: (i)

higher manufacturing variances, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses and (ii) higher selling expenses primarily due to increased freight costs. The higher manufacturing costs were partially offset by the non-recurrence of prior year charges related to a quality issue at a third-party supplier, as discussed above.
Ophthalmic Pharmaceuticals Segment:
Ophthalmic Pharmaceuticals Segment Revenue
The Ophthalmic Pharmaceuticals segment revenue was $495 million and $527 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $32 million, or 6%. The decrease was driven by: (i) a decrease in net realized pricing of $31 million due to higher chargeback rates for certain generics products as a result of product and customer mix and lower contract pricing due to increased competition on certain products and (ii) the unfavorable impact of foreign currencies of $18 million, partially offset by an increase in volumes of $17 million, primarily in Europe.
Ophthalmic Pharmaceuticals Segment Profit
The Ophthalmic Pharmaceuticals segment profit was $142 million and $208 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $66 million, or 32%. The decrease was primarily driven by: (i) the decrease in net realized pricing, as previously discussed, (ii) higher selling, advertising and promotional expenses, primarily as a result of newly launched products, such as XIPERE® in the first quarter of 2022 and (iii) higher R&D expense.
Surgical Segment:
Surgical Segment Revenue
The Surgical segment revenue was $530 million and $520 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $10 million, or 2%. The increase was driven by: (i) an increase in volumes of $42 million, primarily due to increased demand of consumables and intraocular lenses and (ii) an increase in net realized pricing of $5 million. These increases were partially offset by: (i) the unfavorable effect of foreign currencies of $30 million, primarily in Europe and (ii) the impact of divestitures and discontinuations of $7 million, related to the discontinuation of certain products.
Surgical Segment Profit
The Surgical segment profit was $35 million and $55 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $20 million, or 36%. The decrease was primarily driven by: (i) higher selling, advertising and promotional expenses and (ii) higher R&D expenses. These decreases were partially offset by the increase in volumes, as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2022	2021	Change
Net cash provided by operating activities	$186	$711	$(525)
Net cash used in investing activities	(125)	(133)	8
Net cash provided by (used in) financing activities	88	(675)	763
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(29)	(8)	(21)
Net increase in cash and cash equivalents and restricted cash	120	(105)	225
Cash and cash equivalents and restricted cash, beginning of period	177	238	(61)
Cash and cash equivalents and restricted cash, end of period	$297	$133	$164
Operating Activities
Net cash provided by operating activities was $186 million and $711 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $525 million. The decrease is primarily attributable to: (i) the change in our operating assets and liabilities, primarily driven by an increase in inventories and the timing of payments in the ordinary course of business, (ii) the decrease in our operating results, as previously discussed and (iii) the change in deferred income taxes.

Investing Activities
Net cash used in investing activities was $125 million and $133 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $8 million and was primarily driven by: (i) an increase in Proceeds from sale of marketable securities and (ii) a decrease a in Purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $88 million for the nine months ended September 30, 2022 as compared to Net cash used in financing activities of $675 million for the nine months ended September 30, 2021, an increase of $763 million. The increase is primarily attributable to the issuance of long-term debt, net of $2,440 million, related to the Term Facility (defined below), partially offset by intercompany transactions between Bausch + Lomb and our parent company, BHC. These intercompany transactions include: (i) Net transfers to BHC of $2,363 million and $665 million for the nine months ended September 30, 2022 and 2021, respectively and (ii) Net borrowings under BHC pooled financing arrangements of $31 million and $0 for the nine months ended September 30, 2022 and 2021, respectively. For further details regarding Net transfers to BHC, see Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements.
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
On May 10, 2022, in connection with the B+L IPO and in order to properly capitalize our business, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility” or such financing, the “Debt Financing”). As of September 30, 2022, the Company had no outstanding borrowings, $9 million of issued and outstanding letters of credit and remaining availability of $491 million under its Revolving Credit Facility The Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The term loan is denominated in U.S. dollars, and borrowings under the Revolving Credit Facility will be made available in U.S. dollars, euros, pounds sterling and Canadian dollars.
Currently, we are a restricted subsidiary under the credit agreement and senior notes indentures of BHC (the "BHC Credit Agreement") and Bausch Health Americas, Inc. (collectively the "BHC Indentures") and the senior note indentures of BHC, under which BHC had an aggregate amount of $17,080 million in outstanding indebtedness as of September 30, 2022 (which excludes amounts under our Credit Facilities). Although neither we nor our subsidiaries are guarantors of such debt, our status as a restricted subsidiary means that our ability to take certain actions, including the incurrence of debt, will be restricted by the terms of the BHC Credit Agreement and BHC Indentures. We will remain a restricted subsidiary until BHC designates us as “unrestricted”, which is expected to occur at or prior to the distribution anticipated under the proposed

Separation. See “Risk Factors—Risks Relating to the Separation—We expect that we will initially remain a restricted subsidiary under BHC's credit facilities and indentures at the time of completion of this offering and will be subject to various covenants under these facilities and indentures, which may adversely affect our operations” included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
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

Credit Ratings
As of the date of this filing, November 2, 2022, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Outlook
Moody’s		B1	Negative
Standard & Poor’s	CCC+	CCC+	Positive
Fitch	B-	BB-	Rating Watch Evolving
In April 2022, S&P initially assigned Bausch + Lomb a B+ corporate rating and a B+ senior secured rating. On May 31, 2022, S&P lowered these ratings one notch to a B corporate rating and a B senior secured rating. In August 2022, S&P lowered these ratings two notches to a CCC+ corporate rating and a CCC+ senior secured rating simultaneously with its downgrade of the corporate rating and senior secured rating of our parent company BHC. In October 2022, S&P changed its outlook assigned to Bausch + Lomb from developing to positive. In April 2022, Moody’s initially assigned Bausch + Lomb a Ba2 senior secured rating and, in August 2022, lowered this rating two notches to a B1 senior secured rating, reflecting a similar downgrade assigned to our parent company BHC. In April 2022, Fitch initially assigned Bausch + Lomb a BB- corporate rating. In August 2022, Fitch lowered this rating one notch to a B+ corporate rating. In October 2022, Fitch lowered this rating two notches to a B- corporate rating, as well as lowered the senior secured rating two notches to BB-. Each of these downgrades reflected a similar downgrade assigned to our parent company BHC. As previously discussed, Bausch + Lomb is a restricted subsidiary under the BHC Credit Agreement and the BHC Indentures and we will remain a restricted subsidiary until BHC designates us as “unrestricted”, which is expected to occur at or prior to the distribution anticipated under the proposed Separation. We expect Bausch + Lomb’s credit ratings could be capped to that of BHC, until BHC designates us as “unrestricted”.
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
In addition to our working capital requirements, as of the date of this filing, November 2, 2022, we expect our primary cash requirements (excluding the repayments to BHC related to the BHC Purchase Debt and capital return as discussed below) for the period October 1, 2022 through December 31, 2022 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $44 million and mandatory debt amortization payments of $6 million for the period October 1, 2022 through December 31, 2022 under our Term Facility and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs;
•Capital expenditures—We expect to make payments of approximately $75 million for property, plant and equipment for the period October 1, 2022 through December 31, 2022 and;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $3 million for the period October 1, 2022 through December 31, 2022. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our Combined Financial Statements for the year ended December 31, 2021, which were included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb’s Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022.
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
In connection with the Separation, we have incurred and will continue to incur additional costs associated with activities taken to: (i) separate the Bausch + Lomb business from the remainder of BHC and (ii) register the Bausch + Lomb business as an independent publicly traded entity and these costs could be material. During 2022 and until the proposed Separation is completed, if completed, in addition to amounts paid for internal costs incurred in preparing for the separation of Bausch + Lomb from the remainder of BHC, we anticipate making cash payments for third-party costs. These third-party costs include amounts for, but not limited to; legal, consulting, accounting, IT infrastructure and certain other administrative services. The expenses associated with the Separation could be material and may impact our cash flows.
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
The registration statement related to the B+L IPO was declared effective on May 5, 2022, and our common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Prior to the effectiveness of the registration statement, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, the Selling Shareholder sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount), pursuant to the Bausch + Lomb prospectuses. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters of the B+L IPO partially exercised the over-allotment option granted to them by the Selling Shareholder, and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. Upon the closing of the B+L IPO (after giving effect to the partial exercise of the over-allotment option), BHC directly or indirectly holds 310,449,643 Bausch + Lomb common shares, which represents approximately 88.7% of our common shares.
At October 28, 2022, we had 350,000,749 issued and outstanding common shares. In addition, as of October 28, 2022, we had outstanding approximately 6,300,000 stock options and 4,100,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the Combined Financial Statements for the year ended December 31, 2021 included in Bausch + Lomb’s final prospectus as filed with the SEC on May 5, 2022 pursuant to Rule 424(b)(4) under the Act relating to Bausch + Lomb Registration Statement on Form S-1 and in Bausch + Lomb’s supplemented PREP prospectus as filed with the CSA on May 5, 2022, and determined that there were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, except for: estimates and assumptions regarding the nature, timing and extent that the COVID-19 pandemic had on the Company’s operations and cash flows as discussed in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Condensed Consolidated Financial Statements.
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
These forward-looking statements relate to, among other things: our business strategy, business plans and prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2022 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Credit Agreement and, during the period in which we remain a restricted subsidiary thereunder, the BHC Credit Agreement and the BHC Indentures forward-looking statements; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated impact of the evolving COVID-19 pandemic and related responses from governments and private sector participants on the Company and, its supply chain, third-party suppliers, project development timelines, costs, revenues, margins, liquidity and financial condition and the anticipated timing, speed and magnitude of recovery from these COVID-19 pandemic related impacts; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the anticipated separation from BHC, including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “continue,” “will,” “may,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “forecast,” “seek,” “strive,” “ongoing,” “decrease” or “increase” and variations or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, the fear of that pandemic, the emergence of variants and sub-variants of COVID-19 (including, but not limited to, the resurgence of COVID-19 cases in China and other countries) and any resulting reinstitution or strengthening of lockdowns or other restrictions, the availability and effectiveness of vaccines for COVID-19 (including with respect to current or future variants and sub-variants), COVID-19 vaccine immunization rates, the evolving reaction of governments, private sector participants and the public to that pandemic, and the potential effects and economic impact of the pandemic and the reaction to it, the severity, duration and future impact of which are highly uncertain and cannot be predicted, and which may have a significant adverse impact on us, including but not limited to our supply chain, third-party suppliers, project development timelines, employee base, liquidity, stock price, financial condition and costs (which may increase) and revenue and margins (both of which may decrease);
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
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the expiry of customary lock-ups related to the B+L IPO (which have now expired) and achievement of targeted debt leverage ratios, subject to market conditions and receipt of applicable shareholder and other necessary approvals), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC subject to expiring of customary lock-ups (which have now expired), that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dis-synergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines anticipated by the Company and BHC;
•ongoing litigation and potential additional litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the proposed separation from BHC and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
•adverse economic conditions, including inflation, slower growth or a potential recession, which could adversely impact our revenues, expenses and resulting margins;
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
•our ability to comply with the financial and other covenants contained in our Credit Agreement and other current or future debt agreements and, during the period in which we are a restricted subsidiary thereunder, those covenants contained in the BHC Credit Agreement and the BHC Indentures, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the revolving credit facility under our Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any downgrade or additional downgrade by rating agencies in our or BHC's credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;

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
•our ability to maintain strong relationships with physicians and other health care professionals;
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
•the ability of BHC to enforce and defend against challenges to its intellectual property in connection with the filing by Norwich Pharmaceuticals Inc. ("Norwich") of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets and BHC's related lawsuit filed against Norwich in connection therewith (including BHC’s ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in such lawsuit (such decision, the “Norwich Legal Decision”)) and the impact of such matters on, among other things, our planned separation or spinoff transaction and the timing thereof;
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
•economic factors over which we have no control, including inflationary pressures as a result of historically high domestic and global inflation and otherwise, interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
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
Interest Rate Risk
As of September 30, 2022, we had $2,494 million principal amount of issued variable rate debt. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase or decrease in interest rates would have an annualized pre-tax effect of approximately $25 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as a result of changes in effective interest rates, it is not subject to changes in fair value.
Inflation Risk
We are subject to price control restrictions on our prescription ophthalmology products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of inflation may be limited in some markets.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
During the nine months ended September 30, 2022, we issued shares to BHC in connection with the Separation and to facilitate the B+L IPO pursuant to the exemption from registration in Section 4(a)(2) of the Act because the offer and issuance of the shares did not involve a public offering. There were no other unregistered sales of equity securities by the Company during the nine months ended September 30, 2022.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
The Bausch + Lomb Corporation Matching Share Program
As of November 1, 2022, officers of Bausch + Lomb Corporation (including those designated as Section 16 officers) are eligible to participate in the Bausch + Lomb Corporation Matching Share Program (the “Program”). Under the Program, shares purchased on the open market by recipients are matched with one (1) Matching Restricted Stock Unit (“MRSU”) issued under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (the “Plan”). Generally, MRSUs granted may not exceed 50% of the sum of the officer’s annual base salary and target annual cash bonus, less any shares sold within the past six month (excluding any shares sold to cover a tax obligation resulting from a vesting event under the Plan). These limitations remain in effect for a period of three (3) years pursuant to the terms of the Program.
Subject to the provisions of the Plan and applicable award agreements, MRSUs vest ratably over a three-year period, provided that the recipient is employed through the applicable vesting dates. Vesting ceases upon termination of employment (except in limited circumstances), and any MRSUs that do not become vested prior to the recipient’s termination of employment or that do not become vested according to the provisions of the terms of the award are forfeited.
In addition, to the extent following the date of grant of the MRSUs the Company becomes aware that the officer sold common shares in the six (6) month period prior to the date of grant, a number of MRSUs (whether or not vested) equal to the number of common shares sold will be forfeited, with the MRSUs next scheduled to vest being forfeited first.

Item 6. Exhibits

10.1*	Separation Agreement dated July 19, 2022 between Bausch + Lomb Corporation and Joseph C. Papa.
10.2*	Form of Executive Committee Retention Program Letter Agreement.
10.3*	Form of Restricted Share Unit Award Agreement pursuant to the 2022 Omnibus Incentive Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch + Lomb Corporation (Registrant)

Date:	November 2, 2022	/s/ JOSEPH C. PAPA
Joseph C. Papa Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2022	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
10.1*	Separation Agreement dated July 19, 2022 between Bausch + Lomb Corporation and Joseph C. Papa.
10.2*	Form of Executive Committee Retention Program Letter Agreement.
10.3*	Form of Restricted Share Unit Award Agreement pursuant to the 2022 Omnibus Incentive Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.