Form 10-Q
period 2023-03-31
Bausch & Lomb Corp
filed 2023-05-03
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common shares, no par value — 350,258,115 shares outstanding as of April 28, 2023.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2023.
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
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “schedule,” “continue,” “will,” “may,” “can,” “might,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “timeline,” “forecast,” “seek,” “strive,” “suggest,” “prospective,” “strategy,” “indicative,” “intend,” “ongoing,” “decrease” or “increase” and positive and negative variations thereof or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
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
•the challenges the Company faces following its initial public offering (the “B+L IPO”), including the challenges and difficulties associated with managing an independent, complex business, the transitional services being provided by and to BHC, and any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in BHC and/or because they also serve as directors of BHC;
•our status as a controlled company, and the possibility that BHC’s interest may conflict with our interests and the interests of our other shareholders and other stakeholders;
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dis-synergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•our ability to manage the transition to our new Chairman and Chief Executive Officer and other new executive officers, the success of such individuals in assuming their respective roles and the ability of such individuals to implement and achieve the strategies and goals of the Company as they develop;
•our ability to retain, motivate and recruit executives and other key employees;
•our ability to implement effective succession planning for our executives and other key employees;
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
•the implementation of the new corporate alternative minimum tax (the “CAMT”) under the recently enacted Inflation Reduction Act (the “IRA”) and any future guidance with respect to the interpretation and application of the CAMT, as well as the impact of the other changes made under the IRA;
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
•trade conflicts, including the trade conflict between the United States and China;
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
•the ability of BHC to enforce and defend against challenges to its intellectual property in connection with the filing by Norwich Pharmaceuticals Inc. ("Norwich") of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets and BHC's related lawsuit filed against Norwich in connection therewith (including BHC’s ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in such lawsuit) and the impact of such matters on, among other things, our planned separation or spinoff transaction and the timing thereof;
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
v

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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 22, 2023 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$346	$354
Restricted cash	12	26
Trade receivables, net (Note 4)	714	724
Inventories, net	697	628
Prepaid expenses and other current assets (Note 4)	415	405
Total current assets	2,184	2,137
Property, plant and equipment, net	1,296	1,300
Intangible assets, net	2,031	2,058
Goodwill	4,522	4,507
Deferred tax assets, net	923	927
Other non-current assets (Note 4)	213	215
Total assets	$11,169	$11,144
Liabilities
Current liabilities:
Accounts payable (Note 4)	$389	$370
Accrued and other current liabilities	840	901
Current portion of long-term debt	25	25
Total current liabilities	1,254	1,296
Deferred tax liabilities, net	14	7
Other non-current liabilities	341	329
Long-term debt	2,508	2,411
Total liabilities	4,117	4,043
Commitments and contingencies (Note 17)
Equity
Common shares, no par value, unlimited shares authorized, 350,169,790 shares issued and outstanding (Note 16)	—	—
Additional paid-in capital	8,305	8,285
Accumulated (deficit) earnings	(84)	6
Accumulated other comprehensive loss	(1,238)	(1,258)
Total Bausch + Lomb Corporation shareholders’ equity	6,983	7,033
Noncontrolling interest	69	68
Total equity	7,052	7,101
Total liabilities and equity	$11,169	$11,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Product sales	$928	$883
Other revenues	3	6
	931	889
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	371	346
Cost of other revenues	1	2
Selling, general and administrative (Note 4)	418	343
Research and development (Note 4)	77	77
Amortization of intangible assets	57	65
Other expense, net	9	2
	933	835
Operating (loss) income	(2)	54
Interest income	3	—
Interest expense (Note 4)	(50)	(20)
Foreign exchange and other	(6)	(5)
(Loss) income before provision for income taxes	(55)	29
Provision for income taxes	(33)	(6)
Net (loss) income	(88)	23
Net income attributable to noncontrolling interest	(2)	(3)
Net (loss) income attributable to Bausch + Lomb Corporation	$(90)	$20

Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation	$(0.26)	$0.06

Basic and diluted weighted-average common shares	350	350
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(88)	$23
Other comprehensive income (loss)
Foreign currency translation adjustment	21	(60)
Pension and postretirement benefit plan adjustments, net of income taxes	(2)	(4)
Other comprehensive income (loss)	19	(64)
Comprehensive loss	(69)	(41)
Comprehensive income attributable to noncontrolling interest	(1)	(3)
Comprehensive loss attributable to Bausch + Lomb Corporation	$(70)	$(44)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			BHC Investment	Additional Paid in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended March 31, 2023
Balances, January 1, 2023	350.0	$—	$—	$8,285	$6	$(1,258)	$7,033	$68	$7,101
Common shares issued under share-based compensation plans	0.2	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	24	—	—	24	—	24
Employee withholding taxes related to share-based awards	—	—	—	(4)	—	—	(4)	—	(4)
Net (loss) income	—	—	—	—	(90)	—	(90)	2	(88)
Other comprehensive income (loss)	—	—	—	—	—	20	20	(1)	19
Balances, March 31, 2023	350.2	$—	$—	$8,305	$(84)	$(1,238)	$6,983	$69	$7,052

	Three Months Ended March 31, 2022
Balances, January 1, 2022	—	$—	$10,364	$—	$—	$(1,035)	$9,329	$73	$9,402
Issuance of common shares (Note 16)	350.0	—	(8,164)	8,164	—	—	—	—	—
Issuance of BHC Purchase Debt (Note 4)	—	—	(2,200)	—	—	—	(2,200)	—	(2,200)
Net distributions to BHC and affiliates	—	—	—	55	—	—	55	—	55
Net income	—	—	—	—	20	—	20	3	23
Other comprehensive loss	—	—	—	—	—	(64)	(64)	—	(64)
Balances, March 31, 2022	350.0	$—	$—	$8,219	$20	$(1,099)	$7,140	$76	$7,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(88)	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	91	95
Amortization and write-off of debt premiums, discounts and issuance costs	3	—
Allowances for losses on trade receivables and inventories	5	7
Deferred income taxes	6	(43)
Payments of accrued legal settlements	—	(2)
Share-based compensation	24	16
Foreign exchange loss	5	1
Gain excluded from hedge effectiveness	(3)	—
Other	(4)	(9)
Changes in operating assets and liabilities:
Trade receivables	10	(21)
Inventories	(68)	(41)
Prepaid expenses and other current assets	(19)	(31)
Accounts payable, accrued and other liabilities	(18)	8
Net cash (used in) provided by operating activities	(56)	3
Cash Flows From Investing Activities
Acquisitions and other investments	(31)	—
Purchases of property, plant and equipment	(37)	(42)
Purchases of marketable securities	(8)	(5)
Proceeds from sale of marketable securities	6	6
Interest settlements from cross-currency swaps	6	—
Net cash used in investing activities	(64)	(41)
Cash Flows From Financing Activities
Issuance of long-term debt	100	—
Repayments of debt	(6)	—
Payment of employee withholding taxes related to share-based awards	(3)	—
Net borrowings under BHC pooled financing arrangements (Note 4)	—	31
Net transfers to BHC (Note 4)	—	21
Net cash provided by financing activities	91	52
Effect of exchange rate changes on cash and cash equivalents and restricted cash	7	(1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(22)	13
Cash and cash equivalents and restricted cash, beginning of period	380	177
Cash and cash equivalents and restricted cash, end of period	$358	$190

Non-cash Financing Activity
Issuance of BHC Purchase Debt (Note 4)	$—	$2,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Ophthalmic Pharmaceuticals segment which consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables, instruments and technologies for the treatment of cataracts, corneal and vitreous and retinal eye conditions, which includes intraocular lenses (“IOLs”) and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. See Note 18, “SEGMENT INFORMATION” for additional information regarding these reportable segments. Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.6% of the common shares of Bausch + Lomb as of April 28, 2023.
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
The registration statement related to the initial public offering (the “IPO”) of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its final Canadian base PREP prospectus on May 5, 2022. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. On May 10, 2022, a wholly-owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount), pursuant to the Bausch + Lomb prospectuses. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO price less underwriting commissions. On May 31, 2022, the underwriters for the B+L IPO partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. The Selling Shareholder received all net proceeds from the B+L IPO and the partial exercise of the over-allotment option by the underwriters. As of April 28, 2023, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.6% of the common shares of Bausch + Lomb.
The completion of the full Separation of Bausch + Lomb, which includes the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals and other factors and is subject to various risk factors relating to the Separation. See Item 1A. “Risk Factors” in the Company’s Annual Report Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (“CSA”) on February 22, 2023 (the “Annual Report”) for additional information on the risks associated with the Separation. Bausch + Lomb understands that BHC continues to believe that completing the B+L Separation makes strategic sense and that BHC continues to evaluate all factors and considerations related to completing the Separation, including the effect of the lawsuit filed against Norwich Pharmaceuticals Inc. in connection with its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets (including BHC’s ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in such lawsuit).

2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited financial statements for all periods presented, including the historical results of the Company prior to May 10, 2022, are referred to as “Condensed Consolidated Financial Statements”, and have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations for reporting on Form 10-Q, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, certain information and disclosures required by U.S. GAAP for complete Consolidated Financial Statements are not included herein. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2022. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
Prior to the B+L IPO, Bausch + Lomb had historically operated as part of BHC; therefore, separate financial statements were not historically prepared. The accompanying unaudited Condensed Consolidated Financial Statements for periods prior to the B+L IPO were prepared from BHC’s historical accounting records. Prior to the B+L IPO, Bausch + Lomb relied on BHC’s corporate and other support functions. Therefore, certain corporate and shared costs for periods prior to the B+L IPO had been allocated to Bausch + Lomb. Refer to Note 2 in the Company’s Annual Report for additional details on the Company's basis of presentation during the periods prior, and subsequent, to the B+L IPO.
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
Use of Estimates
In preparing the Company’s Condensed Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of the impacts that certain global macroeconomic conditions, including, but not limited to, those related to the COVID-19 pandemic and other macroeconomic factors, including those related to inflation and supply chain, will have on the Company's operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of finite-lived intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants, reporting unit fair values for testing goodwill for impairment; acquisition-related contingent consideration liabilities; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; the fair value of cross-currency swaps; and the fair value of foreign currency exchange contracts. Prior to the B+L IPO, significant estimates made by management also included the related allocations described in the basis of presentation.
All allocations and estimates in these Condensed Consolidated Financial Statements are based on assumptions that management believes are reasonable. On an ongoing basis, management reviews its allocations and estimates to ensure that these allocations and estimates appropriately reflect changes in the Company's business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company's business, financial condition, cash flows and results of operations could be materially impacted.
The extent to which certain global macroeconomic conditions, including, but not limited to, those related to the COVID-19 pandemic and its overall impact on inflation and supply chain, may continue to impact the Company’s business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company’s control. The Company has assessed the possible effects and outcomes of these macroeconomic conditions on, among other things, its supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand and currently believes that its estimates are reasonable.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three months ended March 31, 2023.
3.REVENUE RECOGNITION
Revenue Recognition
The Company’s revenues are primarily generated from product sales in the therapeutic areas of eye health that consist of: (i) branded prescription eye-medications and pharmaceuticals, (ii) generic and branded generic prescription eye medications and pharmaceuticals, (iii) OTC vitamin and supplement products and (iv) medical devices (contact lenses, IOLs and ophthalmic surgical equipment). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 18, “SEGMENT INFORMATION” for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
The Company recognizes revenue when the customer obtains control of promised goods or services and in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, the Company applies the five-step revenue model to contracts within its scope: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
Product Sales
A contract with the Company’s customers exists for each product sale. Where a contract with a customer contains more than one performance obligation, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The transaction price is adjusted for variable consideration which is discussed further below. The Company recognizes revenue for product sales at a point in time, when the customer obtains control of the products in accordance with contracted delivery terms, which is generally upon shipment or customer receipt. Contracted delivery terms will vary by customer and geography. In the U.S., control is generally transferred to the customer upon receipt.
Revenue from sales of surgical equipment and related software is generally recognized upon delivery and installation of the equipment. IOLs and delivery systems, disposable surgical packs and other surgical instruments are distinct from the surgical equipment and may be sold together with the surgical equipment in a single contract or on a standalone basis. Revenue from the sale of delivery systems, disposable surgical packs and other surgical instruments is recognized in accordance with the contracted delivery terms, generally upon shipment or customer receipt. IOLs are sold primarily on a consignment basis and revenue is recognized upon notification of use, which typically occurs when a replacement order is placed.
When a sale transaction in the Surgical segment contains multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative standalone sales price and revenue is recognized upon satisfaction of each performance obligation.
Product Sales Provisions
As is customary in the eye health industry, gross product sales of certain product categories are subject to a variety of deductions in arriving at reported net product sales. The transaction price for such product categories is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. Provisions for variable consideration are established to reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future period.
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

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2023	$146	$59	$188	$73	$18	$484
Current period provision	82	18	133	113	5	351
Payments and credits	(88)	(15)	(142)	(123)	(6)	(374)
Reserve balance, March 31, 2023	$140	$62	$179	$63	$17	$461
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $39 million and $35 million as of March 31, 2023 and January 1, 2023, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31, 2022
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2022	$167	$60	$195	$29	$17	$468
Current period provision	77	18	128	92	5	320
Payments and credits	(88)	(19)	(119)	(54)	(6)	(286)
Reserve balance, March 31, 2022	$156	$59	$204	$67	$16	$502
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $32 million and $31 million as of March 31, 2022 and January 1, 2022, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current and reasonably supportable future economic factors. Additionally, the Company generally estimates the expected credit loss on a pooled basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses.
The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Balance, beginning of period	$22	$16
Provision	1	—
Write-offs	(1)	—
Recoveries	—	1
Foreign exchange and other	(1)	(1)
Balance, end of period	$21	$16

4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. Accordingly, certain corporate and shared costs prior to May 10, 2022 were allocated to Bausch + Lomb and reflected as expenses in the unaudited Condensed Consolidated Financial Statements. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. However, as of April 28, 2023, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.6% of the common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Allocated Centralized Costs Prior to May 10, 2022
Prior to May 10, 2022, the unaudited Condensed Consolidated Financial Statements have been prepared on a standalone basis and were derived from the unaudited consolidated financial statements and accounting records of BHC. BHC incurred significant corporate costs for services it provided to Bausch + Lomb, as well as to other BHC businesses. The allocated corporate and shared costs to Bausch + Lomb for the three months ended March 31, 2023 and 2022 were $0 and $76 million, respectively. The allocated corporate and shared costs to Bausch + Lomb are included in Cost of goods sold (excluding amortization and impairments of intangible assets), Selling, general and administrative and Research and development in the Condensed Consolidated Statements of Operations. All such amounts have been deemed to have been incurred and settled by Bausch + Lomb in the period in which the costs were recorded and are included in Additional paid-in capital during the three months ended March 31, 2022.
In the opinion of management of BHC and Bausch + Lomb, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by Bausch + Lomb during the three months ended March 31, 2022. The amounts that would have been, or will be, incurred on a standalone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Accounts Receivable and Payable
Certain related party transactions between Bausch + Lomb and BHC have been included in Additional paid-in capital during the three months ended March 31, 2022 when the related party transactions were not settled in cash.
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $42 million and $53 million as of March 31, 2023 and December 31, 2022 respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $95 million and $102 million as of March 31, 2023 and December 31, 2022, respectively, of which $83 million and $90 million are included within Prepaid expenses and other current assets and $12 million and $12 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
BHC Pooled Financing Arrangements
Prior to the B+L IPO, certain legal entities comprising Bausch + Lomb participated in BHC pooled financing arrangements, which allowed for individual legal entities participating in the arrangements to borrow from the sponsoring bank. Total borrowings by the BHC pool participants were limited to the aggregate cash maintained in accounts held by the sponsoring bank. Net borrowings under BHC pooled financing arrangements from legal entities comprising Bausch + Lomb were $0 as of December 31, 2022. BHC held a net positive cash balance in this pool, as these borrowings were more than offset by cash held by other BHC owned legal entities, including legal entities which have commingled Bausch + Lomb and non-Bausch + Lomb activities. Cash from these commingled legal entities has generally not been included in Bausch + Lomb’s Condensed Consolidated Balance Sheets as such cash is not specifically identifiable to Bausch + Lomb. These borrowings are presented on the Condensed Consolidated Balance Sheets within Accrued and other current liabilities and in the Cash Flows From Financing Activities section of the Condensed Consolidated Statements of Cash Flows as Net borrowings under BHC pooled financing arrangements. Interest incurred on such borrowings were not material for any period presented.
Net Transfers to BHC
The total effect of the settlement of related party transactions is reflected as a financing activity in the Condensed Consolidated Statements of Cash Flows. The components of the Net transfers to BHC for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Cash pooling and general financing activities	$—	$(87)
Corporate allocations	—	76
Benefit from income taxes	—	66
Total net transfers to BHC (as reflected in Net distribution to BHC and affiliates in the Condensed Consolidated Statements of Equity)	—	55
Share-based compensation	—	(16)
Other, net	—	(18)
Net transfers to BHC (as reflected in the Condensed Consolidated Statements of Cash Flows)	$—	$21
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
Other agreements that the Company entered into with BHC that govern aspects of Bausch + Lomb’s relationship with BHC following the B+L IPO include:
•Transition Services Agreement - In connection with the completion of the B+L IPO, Bausch + Lomb has entered into the TSA with BHC to provide each other, on a transitional basis, certain administrative, human resources, treasury and support services and other assistance, for a limited time to help ensure an orderly transition following the B+L IPO. The TSA specifies the calculation of Bausch + Lomb costs and receipts for these services. Under the TSA, Bausch + Lomb has received certain services from BHC, including information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services, and has also provided certain similar services to BHC. Individual services provided under the TSA have been scheduled for a specific period, generally ranging from six to twelve months, depending on the nature of the services. As of the date of this filing, a number of these transitional services have either expired or been terminated; however, certain transitional services are still being provided by the parties.
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

Charges incurred related to the above agreements were $1 million and $0 for the three months ended March 31, 2023 and 2022, respectively, and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations.
5.ACQUISITIONS AND LICENSING AGREEMENTS
2023 Acquisition
On January 17, 2023, the Company acquired AcuFocus, Inc. ("AcuFocus") for an up-front payment of $35 million, $31 million of which was paid in January 2023 with the remaining purchase price to be paid within 18 months following the date of the transaction, less any amounts that are the subject of any indemnification claims. AcuFocus is an ophthalmic medical device company. The acquisition was made by the Company to acquire breakthrough small aperture intraocular technology for certain cataract patients. The AcuFocus business is included within the Surgical segment. Supplemental pro forma information related to revenue and earnings for 2023 are not provided as they did not have a material impact on the Company's operations. Additional contingent payments may become due upon achievement of future sales milestones. The Company recorded an initial acquisition-related contingent consideration liability of $5 million as of March 31, 2023. Going forward, the Company will reassess this liability each subsequent quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities.
The acquisition of AcuFocus has been accounted for as a business combination under the acquisition method of accounting as: (i) substantially all the fair value of the assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets and (ii) substantive inputs and processes were acquired to contribute to the creation of outputs. As a result of this transaction, recorded within the Condensed Consolidated Balance Sheets are Inventories, net of $4 million, Prepaid expenses and other current assets of $4 million, Intangibles, net of $28 million, Goodwill of $2 million, Deferred tax assets, net of $2 million, Property, plant and equipment, net of $1 million, Accounts payable of $1 million and Accrued and other current liabilities of $1 million.
2022 Licensing Agreement and Acquisitions
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
On November 21, 2022, the Company acquired Paragon BioTeck, Inc. (“Paragon BioTeck”), an eye-care focused drug development company, having a primary emphasis on the early detection of ocular diseases. The acquisition of Paragon BioTeck has been accounted for by the Company as an asset acquisition. The primary asset in the transaction, the trademarks, represented substantially all of the fair value of the gross assets acquired. There are no future sales milestones associated with this transaction.
On December 12, 2022, the Company acquired Total Titanium, Inc. (“Total Titanium”), a privately held ophthalmic microsurgical instrument and machined parts manufacturing company. The transaction was completed to assist in driving revenue growth as well as increasing manufacturing capacity. The fair value of the acquisition of Total Titanium has been accounted for as a business combination and included in the Surgical segment. Supplemental pro forma information related to revenue and earnings for 2022 are not provided as they did not have a material impact on the Company's operations. Additional contingent payments may be payable upon reaching key future milestone achievements related to sales and employee retention. Refer to Note 21, “COMMITMENTS AND CONTINGENCIES” in the Annual Report for further detail regarding potential future milestone payments related to previously entered transactions and agreements.
As a result of these transactions, recorded within the Condensed Consolidated Balance Sheets are Trade receivables, net of $1 million, Inventories, net of $1 million, Property, plant and equipment, net of $2 million, Intangibles, net of $43 million, Goodwill of $5 million and Deferred tax liabilities, net of $11 million.

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

	March 31, 2023				December 31, 2022
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$45	$36	$9	$—	$81	$72	$9	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$5	$—	$5	$—
Liabilities:
Acquisition-related contingent consideration	$9	$—	$—	$9	$4	$—	$—	$4
Foreign currency exchange contracts	$1	$—	$1	$—	$2	$—	$2	$—
Cross-currency swaps	$48	$—	$48	$—	$39	$—	$39	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the three months ended March 31, 2023 and 2022.

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
The assets and liabilities associated with the Company's cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 are as follows:

(in millions)	March 31, 2023	December 31, 2022
Other non-current liabilities	$51	$45
Prepaid expenses and other current assets	$3	$6
Net fair value	$48	$39
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
Loss recognized in Other comprehensive loss	$6	$—
Gain excluded from assessment of hedge effectiveness	$3	$—
Location of gain of excluded component	Interest expense
No portion of the cross-currency swaps were ineffective for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company received $6 million in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of March 31, 2023, these contracts had an aggregate notional amount of $282 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 are as follows:

(in millions)	March 31, 2023	December 31, 2022
Accrued and other current liabilities	$1	$2
Prepaid expenses and other current assets	$2	$5
Net fair value	$1	$3
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
(Loss) Gain related to changes in fair value	$(2)	$4
Gain related to settlements	$1	$9
Acquisition-related Contingent Consideration Obligations
Acquisition-related contingent consideration, which primarily consists of potential milestone payments, is recorded in the Condensed Consolidated Balance Sheets at its acquisition date estimated fair value, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the Condensed Consolidated Statements of Operations. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2023, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 14% to 28%, and a weighted average risk-adjusted discount rate of 16%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at March 31, 2023.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

	March 31,
(in millions)	2023		2022
Balance, beginning of period		$4		$9
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$—		$—
Fair value adjustments due to changes in estimates of future payments	—		—
Acquisition-related contingent consideration adjustments		—		—
Additions (Note 5)		5		—
Payments/Settlements		—		—
Balance, end of period		9		9
Current portion included in Accrued and other current liabilities		4		—
Non-current portion		$5		$9
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2023 and December 31, 2022 was $2,501 million and $2,354 million, respectively, and was estimated using the quoted market prices for similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net as of March 31, 2023 and as of December 31, 2022 consist of:

(in millions)	March 31, 2023	December 31, 2022
Raw materials	$180	$163
Work in process	55	44
Finished goods	462	421
	$697	$628

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$2,685	$(2,425)	$260	$2,650	$(2,373)	$277
Corporate brands	12	(7)	5	12	(7)	5
Product rights/patents	992	(929)	63	992	(919)	73
Technology and other	67	(62)	5	66	(61)	5
Total finite-lived intangible assets	3,756	(3,423)	333	3,720	(3,360)	360
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$5,454	$(3,423)	$2,031	$5,418	$(3,360)	$2,058
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
There were no asset impairments during the three months ended March 31, 2023 and 2022.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2023 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Amortization	$130	$92	$47	$14	$12	$12	$26	$333
Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2023 and the year ended December 31, 2022 were as follows:

(in millions)	Vision Care	Ophthalmic Pharmaceuticals	Surgical	Total
Balance, January 1, 2022	$3,596	$675	$315	$4,586
Acquisitions (Note 5)	—	—	5	5
Foreign exchange and other	(47)	(30)	(7)	(84)
Balance, December 31, 2022	3,549	645	313	4,507
Acquisitions (Note 5)	—	—	2	2
Foreign exchange and other	1	10	2	13
Balance, March 31, 2023	$3,550	$655	$317	$4,522
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
March 31, 2023 Goodwill Impairment Assessment
No events occurred or circumstances changed during the period from October 1, 2022 (the last time goodwill was tested for all reporting units) through March 31, 2023 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through March 31, 2023.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2023	December 31, 2022
Employee compensation and benefit costs	$171	$196
Product rebates	140	153
Discounts and allowances	78	85
Professional Fees	67	66
Product returns	62	59
Other	322	342
	$840	$901

10.CREDIT FACILITIES
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”). The Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facility is denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of March 31, 2023, the principal amount outstanding under the Term Facility was $2,481 million and $2,433 million net of issuance costs. As of December 31, 2022, the principal amount outstanding under the Term Facility was $2,488 million and $2,436 million net of issuance costs. As of March 31, 2023, the Company had $100 million of outstanding borrowings, $24 million of issued and outstanding letters of credit and remaining availability of $376 million under its Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the Term Facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest under the Revolving Credit Facility at March 31, 2023 was 7.07% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the Term Facility at March 31, 2023 was 8.46% per annum.
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
The amortization rate for the Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2023, the remaining mandatory quarterly amortization payments for the Term Facility were $100 million through March 2027, with the remaining term loan balance being due in May 2027.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2023 and December 31, 2022 was 8.40% and 7.84%, respectively.
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
As of March 31, 2023, the Company was in compliance with its financial covenant related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial covenant and meet its debt service obligations over that same period.
11.SHARE-BASED COMPENSATION
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
Bausch + Lomb 2022 Omnibus Incentive Plan
Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (as amended and restated (as described below), the “Plan”). A total of 28,000,000 common shares of Bausch + Lomb were originally authorized for issuance under the Plan. Effective April 24, 2023, Bausch + Lomb’s shareholders approved an amendment and restatement to the Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate 38,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan (the “Plan Amendment”). The Plan provides for the grant of various types of awards including restricted stock units (“RSUs”), restricted stock, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
Approximately 9,300,000 common shares were available for future grants as of March 31, 2023. This does not include the additional 10,000,000 common shares authorized for issuance under the Plan Amendment. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The Company has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long-term. In addition to stock options and RSUs, during the first quarter of 2023, performance restricted share units (“PSUs”) were also granted. The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return (“TSR”) and (ii) attainment of certain performance targets that are based on the Company’s Organic Revenue Growth. If the Company’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum.
The fair value of each TSR PSU granted was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the Organic Revenue Growth PSUs is estimated based on the trading price of the Company’s common shares on the date of grant. Expense recognized for the Organic Revenue Growth PSUs in each reporting period reflects the Company’s latest estimate of Organic Revenue Growth in determining the number of PSUs that are expected to vest. If the Organic Revenue Growth PSUs do not ultimately vest due to the Organic Revenue Growth targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
On February 15, 2023, Bausch + Lomb announced the appointment of Brent Saunders as Chief Executive Officer and Chair of the Board of Directors of the Company, effective March 6, 2023. Pursuant to Mr. Saunders' employment agreement, on February 23, 2023, Mr. Saunders was granted the following equity grants under the Plan: 750,000 PSUs, 1,318,681 stock options and 375,000 RSUs. The RSUs are scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary of the grant date. The stock options are scheduled to vest in equal one-third installments on each of the first three anniversaries of the grant date. The PSUs vest on the fourth anniversary from grant date based on the Company’s achievement of absolute share price hurdles, or upon achievement of absolute and relative TSR hurdles in relation to the S&P 500 Index during the four-year performance period.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Stock options	$4	$1
PSUs/RSUs	20	9
Share-based compensation expense	$24	$10

Research and development expenses	$1	$2
Selling, general and administrative expenses	23	8
Share-based compensation expense	$24	$10

In addition to share-based compensation expense attributable to employees that are specific to Bausch + Lomb's business, share-based compensation expense also includes $0 and $6 million for the three months ended March 31, 2023 and 2022, respectively, of allocated charges from BHC, based on revenues, related to BHC employees providing corporate services to Bausch + Lomb.
Share-based awards granted for the three months ended March 31, 2023 and 2022 consist of:

	Three Months Ended March 31,
	2023	2022
Stock options
Granted	2,679,000	—
Weighted-average exercise price	$18.27	$—
Weighted-average grant date fair value	$5.52	$—
RSUs
Granted	2,358,000	—
Weighted-average grant date fair value	$18.04	$—
TSR performance-based RSUs
Granted	1,175,000	—
Weighted-average grant date fair value	$27.65	$—
Organic Revenue Growth performance-based RSUs
Granted	142,000	—
Weighted-average grant date fair value	$17.96	$—
As of March 31, 2023, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $118 million, which will be amortized over a weighted-average period of 2.49 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of March 31, 2023 and as of December 31, 2022 consist of:

(in millions)	March 31, 2023	December 31, 2022
Foreign currency translation adjustment	$(1,209)	$(1,231)
Pension adjustment, net of tax	(29)	(27)
	$(1,238)	$(1,258)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the three months ended March 31, 2023 and 2022 consist of:

	Three Months Ended March 31,
(in millions)	2023	2022
Product related research and development	$72	$72
Quality assurance	5	5
Research and development	$77	$77

14.OTHER EXPENSE, NET
Other expense, net for the three months ended March 31, 2023 and 2022 consists of:

	Three Months Ended March 31,
(in millions)	2023	2022
Restructuring, integration and separation costs	$8	$2
Acquisition-related costs	1	—
Other expense, net	$9	$2
As a result of the completion of the B+L IPO, and as the Company prepares for post-Separation operations, the Company is launching certain initiatives that may result in certain changes to, and investment in, its organizational structure and operations. The Company refers to the charges related to these initiatives as "Business Transformation Costs". These costs are recorded in Selling, general and administrative ("SG&A") in the unaudited Condensed Consolidated Statements of Operations and include third-party advisory costs, as well as certain compensation-related costs associated with changes in the Company's executive officers, such as severance-related costs associated with the departure of the Company's former CEO and the costs associated with the appointment of the Company's new CEO. Further, in connection with the Separation, the Company continues to evaluate opportunities to improve its operating results and may initiate cost savings programs to streamline the Company's operations and eliminate redundant processes and expenses. These cost savings programs may include, but are not limited to: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
In connection with the Separation, the Company has incurred and will continue to incur additional costs associated with activities taken to separate the Bausch + Lomb business from the remainder of BHC. Separation costs are incremental costs directly related to the Separation, and include but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing new boards of directors and related board committees for Bausch + Lomb. The Company has also incurred, and will continue to incur, separation-related costs which are incremental costs indirectly related to the Separation and include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material. Included in SG&A for the three months ended March 31, 2023 and 2022 are Separation-related costs of $3 million and $4 million, respectively.
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
Provision for income taxes for the three months ended March 31, 2023 was $33 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of establishing a valuation allowance in Canada, the impact of a reduction of our allocable consolidated tax attributes, and a change in the deduction for stock compensation. Provision for income taxes for the three months ended March 31, 2022 was $6 million. The difference between the statutory tax rate and effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of internal restructurings.
The Company records valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $120 million and $54 million as of March 31, 2023 and December 31, 2022, respectively. The increase in the quarter is related to the valuation allowance established against the prior deferred tax assets in Canada as well as certain attributes the Company acquired during the quarter that are expected to expire prior to their utilization.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2022.

The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2019. At this time, the Company does not expect that proposed adjustments, if any, would be material to the Company’s Consolidated Financial Statements. Any liability to arise from this audit would be indemnified by BHC pursuant to the Tax Matters Agreement.
As of March 31, 2023 and December 31, 2022, the Company had $70 million and $70 million of unrecognized tax benefits, which included $10 million and $9 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2023, $63 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2023 could decrease by an immaterial amount in the next 12 months as a result of the resolution of certain tax audits and other events.
16.EARNINGS PER SHARE
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2022 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation.
(Loss) income per share attributable to Bausch + Lomb Corporation for the three months ended March 31, 2023 and 2022 were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Net (loss) income attributable to Bausch + Lomb Corporation	$(90)	$20
Basic and Diluted weighted-average common shares outstanding	350.0	350.0

Basic and Diluted (Loss) Earnings per share attributable to Bausch + Lomb Corporation	$(0.26)	$0.06
During the three months ended March 31, 2023, all potential common shares issuable for RSUs, performance-based RSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, performance-based RSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,281,000 common shares for the three months ended March 31, 2023 There were no dilutive equity instruments or equity awards outstanding prior to the B+L IPO.
During the three months ended March 31, 2023 RSUs, performance-based RSUs and stock options to purchase approximately 6,990,000 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended March 31, 2023, an additional 5,690,000 IPO Founders Grants in the form of stock options and RSUs, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 142,000 PSUs, were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
17.LEGAL PROCEEDINGS
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2023, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $2 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market value of its common shares to decline.
Antitrust
Generic Pricing Antitrust Litigation

BHC’s subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, States, and various Counties, Cities, and Towns, have been consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in these cases. The cases have been put in deferred status. The Company disputes the claims against it and these cases will be defended vigorously.
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
These lawsuits cover products of both Bausch + Lomb and BHC’s other businesses. It is anticipated that Bausch + Lomb and BHC will split the fees and expenses associated with defending these claims, as well as any potential damages or other liabilities awarded in or otherwise arising from these claims, in the manner set forth in the MSA.
PreserVision® AREDS 2 Antitrust Litigation
Bausch & Lomb Incorporated ("B&L Inc.") is a defendant in an antitrust suit filed by a competitor on December 20, 2021, in the United States District Court for the Eastern District of Missouri (ZeaVision, LLC v. Bausch & Lomb Incorporated, et al., Civil Action No. 4:21-cv-01487). The complaint alleged various antitrust and Lanham act claims. After B&L Inc. moved to dismiss the original complaint on February 11, 2022, ZeaVision, LLC (“ZeaVision”) filed its First Amended Complaint, dismissing B&L Inc.’s co-defendant and its conspiracy to monopolize claim. The First Amended Complaint alleges that B&L Inc.’s efforts to enforce its patents constitutes sham litigation, that certain B&L Inc. advertising is false and violates antitrust laws and that certain conduct by B&L Inc. constitutes monopolization. It also includes a false advertising claim under the Lanham Act. On April 1, 2022, B&L Inc. filed a motion to dismiss, or in the alternative, to stay or transfer the First Amended Complaint. On November 21, 2022, B&L Inc.’s motion was granted, and the action was dismissed for lack of personal jurisdiction. ZeaVision has appealed this decision to the Eighth Circuit Court of Appeals. ZeaVision filed its opening Appellant brief on February 9, 2023. B&L Inc. filed its responsive Appellee brief on April 5, 2023. In addition to responding to ZeaVision’s personal jurisdiction arguments, B&L Inc. also raised Rule 12(b)(6) arguments as an alternative basis to affirm the District Court’s dismissal of the First Amended Complaint. ZeaVision filed its Reply brief on April 27, 2023.
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
Johnson & Johnson, through one or more subsidiaries has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey (the "Bankruptcy Court"), and substantially all cases related to Johnson & Johnson’s talc liability were stayed for a period of sixty (60) days pursuant to a preliminary injunction. Notwithstanding the divisional merger and LTL’s bankruptcy case, BHC and Bausch + Lomb continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and BHC and its affiliates, which indemnification agreement remains in effect. As a result, it is Bausch + Lomb’s current expectation that BHC and Bausch + Lomb will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy. In December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. Shortly thereafter, LTL filed a motion in the Bankruptcy Court to extend the 60-day preliminary injunction. On February 25, 2022, the Bankruptcy Court entered orders denying the motions to dismiss and extending the preliminary injunction staying substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability through at least June 29, 2022, which it later extended indefinitely. The order denying the motions to dismiss and the order extending the preliminary injunction were subject to appeal and the Bankruptcy Court certified their appeals directly to the United States Court of Appeals for the Third Circuit. On May 11, 2022, the Third Circuit granted authorization for the parties to proceed with their direct appeals. Oral argument before the Third Circuit was held on September 19, 2022. On January 30, 2023, a unanimous three-judge Third Circuit Court of Appeals panel issued its decision directing the Bankruptcy Court to dismiss LTL’s bankruptcy case, concluding that LTL was not in financial distress and could not file a bankruptcy case in good faith. LTL requested a rehearing, and on March 22, 2023, the Third Circuit denied LTL’s rehearing request. Thereafter LTL moved for a stay of the mandate of the Third Circuit’s dismissal decision while LTL sought review by the Supreme Court. On March 31, 2023, the Third Circuit denied LTL’s stay motion. At that juncture, the Bankruptcy Court determined it appropriate to discontinue the proceedings pending there, and on April 4, 2023, entered orders dismissing the bankruptcy case and related adversary proceedings and terminating the preliminary injunction.
However, on April 4, 2023, LTL re-filed for Chapter 11 bankruptcy protection in the Bankruptcy Court and again commenced an adversary proceeding seeking a preliminary injunction enjoining substantially all cases subject to the indemnification agreement. The Bankruptcy Court granted a temporary restraining order enjoining litigation against the “Protected Parties”, including BHC and Bausch + Lomb. The Bankruptcy Court held a hearing on April 18, 2023, to consider the preliminary injunction, and on April 20, 2023, the Bankruptcy Court ordered a preliminary injunction solely on a limited basis to enjoin the commencement or continuation of any trial against any Protected Party (including the Bausch entities). The injunction does not enjoin the commencement of a new suit or any discovery or pre-trial activity in pending suits. The talc claimants have sought to have the decision certified for direct appeal to the Third Circuit. Additionally, the Bankruptcy Court will be ordering the parties to continue mediation, and will consider proposals for mediators, a Future Claims Representative, and a fee examiner at a hearing scheduled for May 3, 2023. On April 24, 2023, the talc claimants filed a motion to dismiss the newly filed Chapter 11 case, and a hearing is scheduled for May 22, 2023. Meanwhile, LTL has stated that it intends to file a plan of reorganization by May 14, 2023.
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
To the extent that any cases proceed during the pendency of the bankruptcy case, or if the case is ultimately dismissed, it is Bausch + Lomb’s and BHC's expectation that Johnson & Johnson, in accordance with the indemnification agreement, will continue to vigorously defend BHC and Bausch + Lomb in each of the remaining actions.

General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, BHC and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain BHC assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb be liable for damages, if any, awarded against BHC in the individual opt-out actions. The declaratory judgment action alleges that the potential future separation of Bausch + Lomb from BHC by distribution of Bausch + Lomb stock to BHC’s shareholders would leave BHC with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against BHC in the underlying individual opt-out actions and BHC disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt out actions are made against BHC and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by BHC and/or failures to disclose information about BHC’s business and prospects including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, BHC and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of BHC’s and Bausch + Lomb’s forthcoming motions to dismiss, while instructing BHC to provide certain notice to plaintiffs of the intended completion of the distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, BHC and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the court issued a decision granting in part and denying in part the motion to dismiss.
Both BHC and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.

California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. BHC filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested that the court afford it 60 days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction, whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which the LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023. The Ninth Circuit has not yet acted on that request.
Bausch Health US disputes the claims in this lawsuit and will defend it vigorously.
New Mexico Attorney General Consumer Protection Action
BHC and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer, Inc., BHC and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020, Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial was scheduled to begin on May 30, 2023, until the case was stayed by an interlocutory appeal to the New Mexico Supreme Court by Johnson & Johnson.
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and a motion seeking an injunction barring the New Mexico Attorney General from continuing to prosecute the action while the bankruptcy case is pending. A hearing was held on September 14, 2022, and, on October 4, 2022, the Bankruptcy Court entered an order granting the injunction. The New Mexico and Mississippi AGs appealed the order granting the preliminary injunction and sought direct appeal to the Third Circuit. The Bankruptcy Court certified the matter for direct appeal to the Third Circuit Court of Appeals. Following the Third Circuit’s decision requiring dismissal of the main bankruptcy proceeding, and its subsequent denials of LTL’s requests for a rehearing or a stay pending disposition by the Supreme Court, on April 4, 2023, the Bankruptcy Court entered orders dismissing the bankruptcy case and related adversary proceedings. However, also on April 4, 2023, LTL re-filed for Chapter 11 bankruptcy protection in the Bankruptcy Court and again sought a preliminary injunction, though it does not currently include this lawsuit. The Bankruptcy Court did not grant the broad preliminary injunction requested and, instead, issued a preliminary injunction solely on a limited basis to enjoin the commencement or continuation of any trial against any Protected Party. However, this action remains stayed due to a separate September 13, 2022, stay order from the New Mexico

Supreme Court in a pending appeal from a Motion to Compel filed by Johnson & Johnson. Accordingly, at this time this matter remains stayed pending the outcome of that appeal.
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
Intellectual Property Matters
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. B&L Inc. has filed patent infringement proceedings against 19 named defendants in 16 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Twelve of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there are two ongoing actions: (1) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. ZeaVision LLC, C.A. No. 4:22-cv-00914-AGF (E.D. Mo.); and (2) Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.). Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue these matters and defend its intellectual property.
Patent Litigation against Certain Ocuvite® and PreserVision®
On June 22, 2021, ZeaVision filed a complaint for patent infringement against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS). On June 29, 2021, ZeaVision amended its complaint to assert a second patent against certain of the Ocuvite® and PreserVision® products. On November 16, 2021, ZeaVision filed an additional complaint for patent infringement to assert a third patent against certain of the PreserVision® products (Case No. 4:21-cv-01352-RWS). On March 1, 2022, the cases were consolidated. On March 10, 2022, the court granted Bausch + Lomb’s motion to stay all proceedings pending inter partes review. On July 8, 2022, ZeaVision filed a motion to partially lift the stay to allow Case No. 4:21-cv-00739-RWS to proceed, and this motion was denied. The Company disputes the claims and intends to vigorously defend this matter.
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
18.SEGMENT INFORMATION
Reportable Segments
The Company’s Chief Executive Officer ("CEO"), who is the Company’s Chief Operating Decision Maker, manages the business through operating and reportable segments consistent with how the Company’s CEO: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. The Company operates in the following reportable segments which are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services: (i) Vision Care, (ii) Ophthalmic Pharmaceuticals and (iii) Surgical.
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
•The Surgical segment consists of sales of medical devices and technologies for the treatment of cataracts, cornea, vitreous and retinal eye conditions and includes IOLs and delivery systems, phacoemulsification and vitrectomy equipment and other surgical instruments and devices.
Effective in the first quarter of 2023, certain products historically included in the reported results of the Ophthalmic Pharmaceuticals segment are now included in the reported results of the Vision Care segment and certain products included in the reported results of the Vision Care segment are now included in the reported results of the Ophthalmic Pharmaceuticals segment. Management believes these movements are necessary in order to better align these products with the groupings of similar products. The net impact of these product movements were not material to the periods presented. Prior period presentations of segment revenues and profits have been conformed to the current segment reporting structure.
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, and Other expense (income), net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profit
Segment revenues and profits for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues:
Vision Care	$587	$560
Ophthalmic Pharmaceuticals	161	155
Surgical	183	174
Total revenues	$931	$889
Segment profit:
Vision Care	$154	$159
Ophthalmic Pharmaceuticals	46	40
Surgical	11	15
Total segment profit	211	214
Corporate	(147)	(93)
Amortization of intangible assets	(57)	(65)
Other expense, net	(9)	(2)
Operating (loss) income	(2)	54
Interest income	3	—
Interest expense (Note 4)	(50)	(20)
Foreign exchange and other	(6)	(5)
(Loss) income before provision for income taxes	$(55)	$29
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Ophthalmic Pharmaceuticals		Surgical		Total
	Three Months Ended March 31,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Pharmaceuticals	$1	$1	$107	$106	$—	$—	$108	$107
Devices	224	214	—	—	182	172	406	386
OTC	353	336	—	—	—	—	353	336
Branded and Other Generics	7	6	54	48	—	—	61	54
Other revenues	2	3	—	1	1	2	3	6
	$587	$560	$161	$155	$183	$174	$931	$889
Certain reclassifications to product categories have been made and are reflected in the table above. These reclassifications are not material.
The top ten products/franchises represented 58% of total revenues for both the three months ended March 31, 2023 and 2022.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
U.S. and Puerto Rico	$404	$386
China	74	82
France	56	55
Japan	48	50
Germany	42	43
United Kingdom	29	27
Canada	26	22
Russia	24	17
Italy	20	20
Spain	20	19
Mexico	16	11
Poland	12	11
South Korea	11	11
Australia	10	8
Other	139	127
	$931	$889
Major Customers
No individual customer accounted for 10% or more of total revenues.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through May 3, 2023 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K filed with the SEC and CSA on February 22, 2023 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR at www.sedar.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022.
OVERVIEW
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding (as of April 28, 2023), directly or indirectly, approximately 88.6% of the common shares of Bausch + Lomb. Bausch + Lomb is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world—from the moment of birth through every phase of life. Our mission is simple, yet powerful: helping you see better, to live better. We develop, manufacture and market a range of products, primarily in the areas of eye health, which are marketed directly or indirectly in approximately 100 countries. As a fully integrated eye health business, Bausch + Lomb has an established line of contact lenses, intraocular lenses (“IOLs”) and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market.
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
The Surgical Segment—consists of medical device equipment, consumables and technologies for the treatment of cataracts, corneal, vitreous and retinal eye conditions, which includes IOLs and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key surgical brands include Akreos®, AMVISC®, Crystalens® IOLs, enVista® IOLs, Millennium®, Stellaris Elite® vision enhancement system, Storz® ophthalmic instruments, VICTUS® femtosecond laser, Teneo™, Eyefill® and Zyoptix®.
Initial Public Offering and Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, our parent company, BHC, announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). In January 2022, BHC completed the internal organizational design and structure of our new eye health entity. The next step in the Separation was an initial public offering of the common shares of Bausch + Lomb. The registration statement related to the initial public offering of Bausch + Lomb (the “B+L IPO”) was declared effective on May 5, 2022, and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its final Canadian base PREP prospectus on May 5, 2022. Prior to the completion of the B+L IPO, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, a wholly owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount) pursuant to the Bausch + Lomb prospectus. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares of Bausch + Lomb to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. The Selling Shareholder received all net proceeds from the B+L IPO. As of April 28, 2023, BHC directly or indirectly held 310,449,643 issued and outstanding common shares of Bausch + Lomb, which represented approximately 88.6% of our common shares.
The completion of the full Separation of Bausch + Lomb is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals and other factors, and is subject to various risk factors relating to the Separation. We understand that BHC continues to believe that completing the B+L Separation makes strategic sense and that BHC continues to evaluate all factors and considerations related to completing the Separation, including the effect of the Norwich Legal Decision (as defined below).
See Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our unaudited interim Condensed Consolidated Financial Statements for additional information.
We believe the Separation presents Bausch + Lomb with a unique opportunity, and provides us operating flexibility and puts us in a strong position to unlock additional value in our eye health business as a separate and dissimilar business from the remainder of BHC’s product portfolios and businesses. As a separate entity, Bausch + Lomb’s management believes that it is positioned to focus on its core businesses to drive additional growth, more effectively allocate capital and better manage our capital needs. Further, the Separation allows us and the market to compare the operating results of our eye health business with other eye health companies. Although management believes these transactions will unlock value for our shareholders, there can be no assurance that the Separation will be consummated, or, even if consummated, that the Separation will be successful in doing so.
For additional information on the risks related to the Separation, see Item 1A. “Risk Factors — Risks Relating to the Separation” of our Annual Report.

Positioning for Growth
Product Development
We continuously search for new product opportunities through internal development, strategic licensing agreements and acquisitions, that, if successful, will allow us to leverage our commercial footprint and supplement our existing product portfolio and address specific unmet needs in the market.
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
We believe our unparalleled eye health knowledge and insights allow us to capitalize on market trends by differentiating our approach to product development, with a pipeline focused on prioritizing customer needs and actively seeking external innovation to design, develop and advance creative, ethical eye health products across our portfolio, to address unmet and evolving needs of eye care professionals, patients and consumers. Our team of approximately 850 dedicated Research and Development (“R&D”) employees is focused on advancing our pipeline and identifying new product opportunities and we believe we have a significant innovation opportunity today. We plan to develop and commercialize our global pipeline of over 60 projects, many of which are global projects being developed in and for multiple countries. These global and individual projects are in various stages of pre-clinical and clinical development, including new contact lenses and prescription medications for myopia, next-generation cataract equipment, premium IOLs, investigational treatments for dry eye, novel formulation for eye vitamins and preservative free formulation of eye drops, among others, that are designed to grow our portfolio and accelerate future growth.
Our internal R&D organization focuses on the development of products through robust bench testing that is designed to comply with international standards and through clinical trials. Certain key near-term pipeline products that have received a significant portion of our R&D investment in current and prior periods are listed below.
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide clear vision throughout the day. To date SiHy Daily has been launched in approximately 25 countries, under the branded name INFUSE®, Ultra® ONE DAY and AQUALOX® ONE DAY. We plan to launch our SiHy Daily lenses into additional countries throughout 2023 and expect to launch a multi-focal and toric lens in 2023 and 2024, respectively.
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date we have launched and acquired the right to launch Lumify® in various countries. We also have several innovative new line extension formulations under development, including Lumify® Eye Illuminations, which we expect to launch soon, Lumify Preservative Free, for which we expect to submit a New Drug Application (“NDA”) to the FDA during 2023, and Lumify® Allergy, for which we expect to submit an NDA for during 2024.
•Biotrue® – We have, and continue to expand the Biotrue® brand. Biotrue® Hydration Plus Multi-Purpose Solution was launched in the U.S. and Canada (branded as Biotrue® Advanced MPS) in 2022 and we anticipate launching Biotrue® Advanced MPS in China in the second half of 2023. In addition, certain Biotrue® branded dry eye line extensions are currently under development, including Biotrue® Preservative Free Contact Lens Rehydrating Drops, which received U.S. FDA clearance in December 2022 and we expect to launch in the second quarter of 2023.
•NOV03 (perfluorohexyloctane) – In December 2019, we acquired an exclusive license from Novaliq GmbH (the “Novaliq License”) for the commercialization and development in the U.S. and Canada of the investigational treatment NOV03 (perfluorohexyloctane), a first-in-class investigational drug that if approved by the FDA will have a novel mechanism of action to treat dry eye disease (“DED”) associated with Meibomian Gland Dysfunction (“MGD”). In April 2021, we announced statistically significant topline data from the first of two Phase 3 studies, and, in September 2021, we announced statistically significant topline data from the second Phase 3 study. The NDA was filed with the FDA in June 2022 (and accepted by the FDA in September 2022 with a Prescription Drug User Fee Act (PDUFA) date of June 28, 2023), and, if approved, we anticipate launching in the U.S. in the second half of 2023. If approved by the FDA, we believe the addition of this investigational treatment for DED with MGD will help build upon our strong portfolio of integrated eye health products. Our Canadian filing occurred during the first quarter of 2023.

•LuxSmartTM – In the first quarter of 2021, we launched LuxSmartTM premium IOLs designed for providing distance and intermediate continuous vision with potentially similar dysphotopsia profile as a monofocal, thanks to its Pure Refractive Optics Technology. This product had been launched in various European markets and we expect to expand the launch of LuxSmartTM IOLs in select other markets in 2023.
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with AspireTM (Monofocal Plus), EnvyTM Trifocal and BEYONDTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. We expect that they will be commercialized together with a new preloaded EyeGility inserter. We anticipate launching Monofocal Plus, Trifocal and EDOF optical designs for presbyopia in the U.S. in 2023, 2024 and 2025/2026, respectively.
Strategic Licensing Agreements and Acquisitions
To supplement our internal R&D initiatives and to build-out and refresh our product portfolio, we also search for opportunities to augment our pipeline through arrangements that allow us to gain access to unique products and investigational treatments, by strategically aligning ourselves with other innovative product solutions. In addition to licensing agreements, we selectively consider any acquisition that we believe aligns well with our current organization and strategic plan. We seek to enter into only those acquisitions that provide us with significant synergies with our existing business, thereby minimizing risks to our core businesses and providing long-term growth opportunities. Certain recent licensing agreements and acquisitions that we have entered into include the following:
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
During November 2022, we acquired Paragon BioTeck, Inc. (“Paragon BioTeck”), an eye-care focused drug development company, having a primary emphasis on the early detection of ocular diseases. This acquisition allows us to maximize the revenues and margins associated with Paragon BioTeck’s products, for which Bausch + Lomb had previously had commercialization rights.
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
During January 2023, we acquired AcuFocus, Inc. ("AcuFocus"). AcuFocus is an ophthalmic medical device company that has delivered breakthrough small aperture intraocular technology to address diverse unmet needs in eye care. The IC-8® Apthera™ IOL was approved by the FDA in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. We believe that the IC-8® AptheraTM EDOF IOL will bolster our surgical portfolio by enhancing our IOL offerings, which is a strategic area of focus for the Company.
We regularly consider further strategic licensing and acquisition opportunities, some of which could be material in size.
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
Investment in Our Manufacturing Facilities
In support of our core businesses, we have made and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York and our Lynchburg facility in Virginia. We note that continued investment in our infrastructure remains an area of our focus and transformation.

We have identified and continue to identify opportunities to increase our capacity to manufacture our products to meet forecasted global demand, particularly in our Vision Care product lines. Our projects have included emphasis on developing new technologies to assist in the manufacture, inspection and packaging of contact lenses to drive efficiencies in our manufacturing processes.
Additionally, we have increased and continue to increase our investments to enhance our supply chain and distribution capabilities in both the U.S. and international locations. These recent investments in our supply chain included adding additional distribution capabilities for medical devices, primarily contact lens products.
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
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia, Belarus and specific areas of Ukraine have continued, the war has increasingly affected economic and global financial markets and exacerbated ongoing economic challenges, including issues such as high levels of inflation and global supply-chain disruption.
To date, these challenges have not yet had a material impact on our operations. Our revenues attributable to Russia, Ukraine and Belarus were approximately 3% and 4% of our total revenues for the three months ended March 31, 2023 and year ended December 31, 2022, respectively. In addition, we do not have any research or manufacturing facilities in Russia Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Impacts of COVID-19 Pandemic
As the global economy recovers from the impacts of the COVID-19 pandemic, the outbreak of the omicron variant in China in 2022 resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China. Throughout 2022, lockdowns in China impacted the demand for certain products, particularly our contact lens and consumer eye care products, as shelter in place orders limit the demand and need for the use of contact lenses and related products. Additionally, government enforced lockdowns caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. We have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes. These lockdowns in China were halted in December 2022, and, in March 2023, China reopened its borders to tourists. We therefore expect to see gradual improvements to our revenues in China, which may vary by geography. Our revenues in China for the three months ended March 31, 2023 and 2022 were $74 million and $82 million, respectively, representing a decrease of $8 million, primarily being due to the unfavorable impact of foreign currencies. However, as the impacts of global reaction to the COVID-19 pandemic remains a fluid situation, we continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in 2023 in order to timely address new issues if and when they arise. Future developments with respect to COVID-19, the reaction thereto and other governmental and/or geopolitical developments in China may impact our business and results of operations, and while we remain confident that our business in China is well-positioned to return to stable growth over time, there can be no guarantee.

For a further discussion of these and other COVID-19 related risks, see “Risk Factors— Risks Relating to Economic and Market Conditions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Inflation and Supply Chain
Changes in economic conditions, including, supply chain constraints, logistics challenges, labor shortages, the Russia-Ukraine War, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic, as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and may cause changes in fiscal and monetary policy, including increased interest rates. In a higher inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, the geopolitical instability and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets. As a result of these global macroeconomic conditions, including, but not limited to those caused by the Russia-Ukraine War and the COVID-19 pandemic, we have been experiencing inflationary pressures related to certain materials for our products. We have also been experiencing certain supply chain challenges which have caused disruptions in availability and delays in shipping, which has led to challenges in meeting end market demand, primarily within our Surgical segment.
These inflationary pressures and supply-chain challenges have impacted our revenues and resulting margins, despite our efforts to manage these impacts through strategic pricing actions and other initiatives. While we expect these inflationary pressures and supply chain challenges to continue through 2023, the duration and extent of these challenges is uncertain and could have an adverse impact on results of operations. We will continue to monitor these inflationary and supply chain challenges and are implementing actions to help mitigate these challenges, including strategically building up our inventories. However, we are subject to price control restrictions on our prescription ophthalmology products in a number of countries in which we operate. As a result, our ability to raise prices in a timely fashion in anticipation of, or responding to, inflation may be limited or delayed.
Inflation Reduction Act
In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law, which includes implementation of a new corporate alternative minimum tax (the “CAMT”), among other provisions. The CAMT imposes a minimum tax on the adjusted financial statement income (“AFSI”) for “applicable corporations” with average annual AFSI over a three-year period in excess of $1 billion. A corporation that is a member of a foreign-parented multinational group, as defined in the IRA, must include the AFSI (with certain modifications) of all members of the group in applying the $1 billion test, but would only be subject to CAMT if the three-year average AFSI of its U.S. members, U.S. trades or business of foreign group members that are not subsidiaries of U.S. members, and foreign subsidiaries of U.S. members exceeds $100 million. The IRA also made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. The Company is currently considered a member of BHC’s foreign-parented multinational group and the Company’s “applicable corporations” would be combined with that of BHC’s “applicable corporations” to determine the applicability of the CAMT to the U.S. members of our group. Although, we currently do not believe that the CAMT will have a significant impact on our tax results, there are a number of uncertainties and ambiguities as to the interpretation and application of the CAMT, and it is possible that any future guidance with respect to the interpretation and application of the CAMT could result in the CAMT having a material effect on our liability for corporate taxes and our consolidated effective tax rate. We will continue to evaluate the law and its potential impacts.
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
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity over the next five years, following which we anticipate generic competition of these products. Following a loss of exclusivity (“LOE”) of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third-party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales.
Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified one product, Prolensa®, which is expected to begin facing LOE in the second half of 2023, which in the aggregate accounted for approximately 1% of our total revenues in 2022. This could change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
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
See Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, as well as Note 20, “LEGAL PROCEEDINGS” of our audited Consolidated Financial Statements for the year ended December 31, 2022, included in our Annual Report, for further details regarding certain of these infringement proceedings.

The risks of generic competition are a fact of the eye health industry and are not specific to our operations or product portfolio. These risks are not avoidable, but we believe they are manageable. To manage these risks, our leadership team routinely evaluates the impact that generic competition may have on future profitability and operations. In addition to aggressively defending our patents and other intellectual property, our leadership team makes operational and investment decisions regarding these products and businesses at risk, including decisions regarding our pipeline. Our leadership team actively manages our pipeline in order to identify innovative and realizable projects that are expected to provide incremental and sustainable revenues and growth into the future. We believe that we have a well-established product portfolio that is diversified within our core businesses. We also believe that we have a robust pipeline that not only provides for the next generation of our existing products, but also brings new solutions into the market.
See the section entitled “Risk Factors” included in our Annual Report, for additional information on the risks associated with our intellectual property and our competition risks.
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
RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Revenues
Product sales	$928	$883	$45
Other revenues	3	6	(3)
	931	889	42
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	371	346	25
Cost of other revenues	1	2	(1)
Selling, general and administrative (Note 4)	418	343	75
Research and development (Note 4)	77	77	—
Amortization of intangible assets	57	65	(8)
Other expense, net	9	2	7
	933	835	98
Operating (loss) income	(2)	54	(56)
Interest income	3	—	3
Interest expense (Note 4)	(50)	(20)	(30)
Foreign exchange and other	(6)	(5)	(1)
(Loss) income before provision for income taxes	(55)	29	(84)
Provision for income taxes	(33)	(6)	(27)
Net (loss) income	(88)	23	(111)
Net income attributable to noncontrolling interest	(2)	(3)	1
Net (loss) income attributable to Bausch + Lomb Corporation	$(90)	$20	$(110)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenues
Our revenues are primarily generated from product sales in the therapeutic areas of eye health that consist of: (i) branded prescription eye-medications and pharmaceuticals, (ii) generic and branded generic prescription eye medications and pharmaceuticals, (iii) OTC vitamin and supplement products and (iv) medical devices (contact lenses, IOLs and ophthalmic surgical equipment). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Our revenues were $931 million and $889 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $42 million, or 5%. The increase was attributable to: (i) increased volumes of $42 million across each of our segments, (ii) increased net realized pricing of $31 million, primarily driven by our Vision Care segment and (iii) incremental sales attributable to acquisitions of $2 million within our Surgical segment. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies across all of our international businesses of $31 million primarily in Asia and Europe and (ii) the impact of divestitures and discontinuations of $2 million, driven by the discontinuation of certain products within our Surgical segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended March 31, 2023 and 2022.

	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$587	63%	$560	63%	$27	5%
Ophthalmic Pharmaceuticals	161	17%	155	17%	6	4%
Surgical	183	20%	174	20%	9	5%
Total revenues	$931	100%	$889	100%	$42	5%
Beginning in the first quarter of 2023, certain products historically included in the reported results of the Ophthalmic Pharmaceuticals segment are now included in the reported results of the Vision Care segment and certain products included in the reported results of the Vision Care segment are now included in the reported results of the Ophthalmic Pharmaceuticals segment. The net impact of these product movements were not material to the periods presented. Prior period presentations of segment revenues and profits have been conformed to the current segment reporting structure. See Note 18, “SEGMENT INFORMATION” to the unaudited interim Condensed Consolidated Financial Statements for additional information regarding these reportable segments.
Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)
Constant Currency Revenue Growth, a non-GAAP measure, is defined as a change in Revenues (its most directly comparable GAAP financial measure) on a period-over-period basis adjusted for changes in foreign currency exchange rates (if applicable). The Company uses Constant Currency Revenues (non-GAAP) and Constant Currency Revenue Growth (non-GAAP) to assess performance of its reportable segments, and the Company in total, without the impact of foreign currency exchange fluctuations. The Company believes that such measures are useful to investors as they provide a supplemental period-to-period comparison.
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$587	$20	$607	$560	$47	8%
Ophthalmic Pharmaceuticals	161	5	166	155	11	7%
Surgical	183	6	189	174	15	9%
Total	$931	$31	$962	$889	$73	8%
Vision Care Segment Revenue
The Vision Care segment revenue was $587 million and $560 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $27 million, or 5%. The increase was driven by: (i) an increase in net pricing of $25 million, and (ii) an increase in volumes of $22 million. These increases in volumes and pricing were across both our consumer eye care business and contact lens business. The increase in revenue was driven by Lumify® and Artelac® in our consumer eye care business and SiHy Daily lenses, Ultra® and Biotrue® ONEday within our contact lens business. These increases were partially offset by the unfavorable impact of foreign currencies of $20 million, primarily in Asia and Europe.
Ophthalmic Pharmaceuticals Segment Revenue
The Ophthalmic Pharmaceuticals segment revenue was $161 million and $155 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $6 million, or 4%. The increase was driven by: (i) an increase in volumes of $7 million, primarily driven by our generics business and increased demand for Vyzulta®, primarily related to certain international launches and (ii) an increase in net realized pricing of $4 million, primarily driven by strategic pricing increases taken in January 2023. These increases were partially offset by the unfavorable impact of foreign currencies of $5 million, primarily in Europe and Asia.
Surgical Segment Revenue
The Surgical segment revenue was $183 million and $174 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $9 million, or 5%. The increase was driven by: (i) an increase in volumes of $13 million, primarily due to increased demand of consumables, implantables and systems, (ii) an increase in net realized pricing of $2 million, primarily driven by strategic pricing increases taken in January 2023 across certain products and (iii) incremental sales attributable to acquisitions of $2 million. These increases were partially offset by: (i) the unfavorable effect of foreign currencies of $6 million, primarily in Europe and (ii) the impact of divestitures and discontinuations of $2 million, related to the discontinuation of certain products.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,279	100.0%	$1,203	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	82	6.40%	77	6.40%
Returns	18	1.40%	18	1.50%
Rebates	133	10.40%	128	10.60%
Chargebacks	113	8.80%	92	7.70%
Distribution fees	5	0.40%	5	0.40%
Total provisions	351	27.40%	320	26.60%
Net product sales	928	72.60%	883	73.40%
Other revenues	3		6
Revenues	$931		$889
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 27.4% and 26.6% for the three months ended March 31, 2023 and 2022, respectively, an increase of 0.8% percentage points, and is primarily attributable to the increase in chargebacks as a percentage of revenues. Chargebacks were $113 million and $92 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $21 million. The increase in chargebacks is primarily attributable to our generics portfolio as a result of product and customer mix and lower contract pricing due to increased competition on certain products.
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
Cost of goods sold was $371 million and $346 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $25 million, or 7%. The increase was primarily driven by inflationary pressures, higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses and higher volumes, partially offset by the favorable impact of foreign currencies.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $20 million, primarily driven by the increase in net realized pricing, as previously discussed, partially offset by the increase in cost of goods sold due to inflationary pressures, higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses and the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 40.0% and 39.2% for the three months ended March 31, 2023 and 2022, respectively, an increase of 0.8%, primarily attributable to inflationary pressures, higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses and the unfavorable impact of foreign currencies.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs.
SG&A expenses were $418 million and $343 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $75 million, or 22%. The increase was primarily attributable to: (i) higher compensation expenses, primarily related to dis-synergy costs associated with the Company becoming a stand-alone entity, (ii) higher professional fees, primarily related to Business Transformation Costs (as defined below), and (iii) higher selling expenses, primarily related to warehousing and distribution costs, mostly driven by inflationary pressures. These increases in SG&A expenses were partially offset by the favorable impact of foreign currencies.

As a result of the completion of the B+L IPO, and as the Company prepares for post-Separation operations, the Company is launching certain initiatives that may result in certain changes to, and investment in, its organizational structure and operations. The Company refers to the charges related to these initiatives as "Business Transformation Costs". These costs are recorded in SG&A in the unaudited Condensed Consolidated Statements of Operations and include third-party advisory costs, as well as certain compensation-related costs associated with changes in the Company's executive officers, such as severance-related costs associated with the departure of the Company's former CEO and the costs associated with the appointment of the Company's new CEO.
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
R&D expenses were $77 million and $77 million for the three months ended March 31, 2023 and 2022, respectively.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $57 million and $65 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $8 million, or 12%, primarily due to fully amortized intangible assets no longer being amortized in 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the three months ended March 31, 2023 and 2022 consists of the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Restructuring, integration and separation costs	$8	$2
Acquisition-related costs	1	—
Other expense, net	$9	$2
Operating (loss) income
Operating loss was $2 million for the three months ended March 31, 2023, as compared to operating income of $54 million for the three months ended March 31, 2022, a decrease of $56 million, and primarily reflects the increase in SG&A, partially offset by the increase in contribution, each as previously discussed.
Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. See Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Income before provision for income taxes.

The following table also presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2023 and 2022.

	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$154	26%	$159	28%	$(5)	(3)%
Ophthalmic Pharmaceuticals	46	29%	40	26%	6	15%
Surgical	11	6%	15	9%	(4)	(27)%
Total segment profits	$211	23%	$214	24%	$(3)	(1)%
Vision Care Segment Profit
The Vision Care segment profit was $154 million and $159 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $5 million, or 3%. The decrease was primarily driven by: (i) increased cost of goods sold, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses and (ii) higher selling expenses across each of our businesses, primarily attributable to increased distribution costs. This decrease was partially offset by the increase in revenues, as previously discussed.
Ophthalmic Pharmaceuticals Segment Profit
The Ophthalmic Pharmaceuticals segment profit was $46 million and $40 million for the three months ended March 31, 2023 and 2022 respectively, an increase of $6 million, or 15%. The increase was primarily driven by increased contribution, driven by the increases in pricing and volume, as previously discussed and lower manufacturing variances. This increase was partially offset by higher advertising and promotional expenses, primarily as a result of increased spending in anticipation of the launch of NOV03.
Surgical Segment Profit
The Surgical segment profit was $11 million and $15 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $4 million, or 27%. The decrease was primarily driven by higher selling and G&A expenses, primarily driven by higher warehousing and distribution costs, employee headcount and compensation costs, partially offset by the increase in revenues, as previously discussed.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities and interest previously due on a promissory note to BHC.
Interest expense was $50 million and $20 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $30 million. The increase is primarily attributable to increased interest expense associated with the Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) entered into May 2022. Prior to May 2022, Interest expense only included that related to our BHC Purchase Debt (as defined below). See Note 10, “CREDIT FACILITIES” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the Term Facility.
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
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany loans and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $6 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes
Provision for income taxes were $33 million and $6 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $27 million. The increase in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) the valuation allowance established in Canada, (b) the reduction of certain tax attributes, (c) the filings of certain tax returns and (d) a change in the deduction for stock compensation.
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net (loss) income attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb for the three months ended March 31, 2023 was $90 million, as compared to Net income attributable to Bausch + Lomb for the three months ended March 31, 2022 of $20 million, a decrease in our results of $110 million and was primarily due to: (i) the decrease in our operating results of $56 million, (ii) an increase in interest expense of $30 million and (iii) an increase in the Provision for income taxes of $27 million, each as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Net cash (used in) provided by operating activities	$(56)	$3	$(59)
Net cash used in investing activities	(64)	(41)	(23)
Net cash provided by financing activities	91	52	39
Effect of exchange rate changes on cash and cash equivalents and restricted cash	7	(1)	8
Net (decrease) increase in cash and cash equivalents and restricted cash	(22)	13	(35)
Cash and cash equivalents and restricted cash, beginning of period	380	177	203
Cash and cash equivalents and restricted cash, end of period	$358	$190	$168
Operating Activities
Net cash used in operating activities was $56 million for the three months ended March 31, 2023, as compared to net cash provided by operating activities of $3 million for the three months ended March 31, 2022, a decrease of $59 million. The decrease is primarily attributable to: (i) increased interest payments, as previously discussed, (ii) dis-synergy costs associated with the Company becoming a stand-alone entity and (iii) a strategic increase in inventories in anticipation of future product launches and to help mitigate supply-chain challenges.
Investing Activities
Net cash used in investing activities was $64 million and $41 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $23 million and was primarily driven by payments related to acquisitions of $31 million related to the acquisition of AcuFocus, as previously discussed.
Financing Activities
Net cash provided by financing activities was $91 million and $52 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $39 million. The increase is primarily attributable to borrowings under the Revolving Credit Facility (as defined below) of $100 million during the three months ended March 31, 2023. This increase was partially offset by intercompany transactions between Bausch + Lomb and our parent company, BHC, which included: (i) Net borrowings under BHC pooled financing agreements of $31 million and (ii) Net transfers to BHC of $21 million for the three months ended March 31, 2022. For further details regarding Net transfers to BHC, see Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements.
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
Long-term Debt
Prior to the B+L IPO, we participated in BHC’s cash management arrangements, and generally all of our excess cash was transferred to BHC periodically. Cash disbursements for operations and/or investing activities were funded as needed by BHC. Cash and cash equivalents and restricted cash as presented in our unaudited interim Condensed Consolidated Financial Statements are amounts recorded on legal entities dedicated to Bausch + Lomb.
On May 10, 2022, in connection with the B+L IPO and in order to properly capitalize our business, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”). The Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facility is denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of March 31, 2023, the principal amount outstanding under the Term Facility was $2,481 million and $2,433 million net of issuance costs. As of December 31, 2022, the principal amount outstanding under the Term Facility was $2,488 million and $2,436 million net of issuance costs. As of March 31, 2023, the Company had $100 million of outstanding borrowings, $24 million of issued and outstanding letters of credit and remaining availability of $376 million under its Revolving Credit Facility, subject to certain customary conditions.
Prior to November 29, 2022, Bausch + Lomb was a restricted subsidiary under the credit agreement of BHC (the "BHC Credit Agreement") and the senior notes indentures of BHC and Bausch Health Americas, Inc. (collectively the "BHC Indentures"), which meant that although neither we nor our subsidiaries were guarantors of BHC debt, our status as a restricted subsidiary meant that our ability to take certain actions, including the incurrence of debt, was restricted by the terms of the BHC Credit Agreement and BHC Indentures. On November 29, 2022, BHC designated Bausch + Lomb as an unrestricted subsidiary under the BHC Credit Agreement and the BHC Indentures. Following such designation, we are no longer restricted by the terms of the BHC Credit Agreement or BHC Indentures.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the Term Facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s debt rating. The stated rate of interest under the Revolving Credit Facility at March 31, 2023 was 7.07% per annum. In addition, we are required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. We are also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the Term Facility bear interest at a rate per annum equal to, at our option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the Term Facility at March 31, 2023 was 8.46% per annum.
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
The amortization rate for the Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2023, the remaining mandatory quarterly amortization payments for the Term Facility were $100 million through March 2027, with the remaining term loan balance being due in May 2027.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2023 and December 31, 2022 was 8.40% and 7.84%, respectively.
Credit Ratings
As of the date of this filing, May 3, 2023, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
In addition to our working capital requirements, as of the date of this filing, May 3, 2023, we expect our primary cash requirements for the period April 1, 2023 through December 31, 2023 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $161 million and mandatory debt amortization payments of $19 million for the period April 1, 2023 through December 31, 2023 under our Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations" included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $160 million for property, plant and equipment for the period April 1, 2023 through December 31, 2023;
•Milestones—As previously discussed, we filed an NDA for NOV03 with the FDA in June 2022. If approved, we anticipate launching NOV03 in the U.S. in the second half of 2023, upon which we expect to make a payment of $45 million in 2023, under the terms of a December 2019 agreement with Novaliq GmbH, related to the future sales associated with NOV03; and
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $6 million for the period April 1, 2023 through December 31, 2023. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our audited Consolidated Financial Statements for the year ended December 31, 2022, included in our Annual Report.
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
Cost Savings Programs
As a result of the completion of the B+L IPO, and as the Company prepares for post-Separation operations, the Company is launching certain initiatives that may result in certain changes to, and investment in, its organizational structure and operations. The Company refers to the charges related to these initiatives as "Business Transformation Costs". These costs are recorded in SG&A in the unaudited Condensed Consolidated Statements of Operations and include third-party advisory costs, as well as certain compensation-related costs associated with changes in the Company's executive officers, such as severance-related costs associated with the departure of the Company's former CEO and the costs associated with the appointment of the Company's new CEO.

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
Future Litigation
In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements for further details of these matters. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.
Future Licensing Payments
In the ordinary course of business, we may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products. In connection with these agreements, the Company may pay an upfront fee to secure the agreement. See Note 21, “COMMITMENTS AND CONTINGENCIES” to our audited Consolidated Financial Statements for the year ended December 31, 2022, included in our Annual Report.
OUTSTANDING SHARE DATA
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2022 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation.
The registration statement related to the B+L IPO was declared effective on May 5, 2022, and our common stock began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Prior to the effectiveness of the registration statement, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, the Selling Shareholder sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters of the B+L IPO partially exercised the over-allotment option granted to them by the Selling Shareholder, and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. As of April 28, 2023, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.6% of our common shares.
At April 28, 2023, we had 350,258,115 issued and outstanding common shares. In addition, as of April 28, 2023, we had outstanding approximately 8,300,000 stock options and 6,200,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 1,300,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 3,400,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023.
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
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “schedule,” “continue,” “will,” “may,” “can,” “might,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “timeline,” “forecast,” “seek,” “strive,” “suggest,” “prospective,” “strategy,” “indicative,” “intend,” “ongoing,” “decrease” or “increase” and positive and negative variations thereof or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
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
•the challenges the Company faces following its initial public offering (the “B+L IPO”), including the challenges and difficulties associated with managing an independent, complex business, the transitional services being provided by and to BHC, and any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in BHC and/or because they also serve as directors of BHC;
•our status as a controlled company, and the possibility that BHC’s interest may conflict with our interests and the interests of our other shareholders and other stakeholders;
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dis-synergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•our ability to manage the transition to our new Chairman and Chief Executive Officer and other new executive officers, the success of such individuals in assuming their respective roles and the ability of such individuals to implement and achieve the strategies and goals of the Company as they develop;
•our ability to retain, motivate and recruit executives and other key employees;
•our ability to implement effective succession planning for our executives and other key employees;
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
•the implementation of the new corporate alternative minimum tax (the “CAMT”) under the recently enacted Inflation Reduction Act (the “IRA”) and any future guidance with respect to the interpretation and application of the CAMT, as well as the impact of the other changes made under the IRA;
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
•trade conflicts, including the trade conflict between the United States and China;
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
•the ability of BHC to enforce and defend against challenges to its intellectual property in connection with the filing by Norwich Pharmaceuticals Inc. ("Norwich") of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets and BHC's related lawsuit filed against Norwich in connection therewith (including BHC’s ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in such lawsuit) and the impact of such matters on, among other things, our planned separation or spinoff transaction and the timing thereof;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 22, 2023 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's assessment of its sensitivity to market risks that affect the disclosures presented in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
For additional information, see Note 17, “LEGAL PROCEEDINGS” of notes to the unaudited interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended March 31, 2023.
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
10.1
Employment Agreement dated as of February 14, 2023 by and between Bausch + Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.35 to Bausch + Lomb Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, which is incorporated by reference herein.††

10.2*	Employment Agreement dated as of August 1, 2022 by and between Bausch + Lomb Corporation and Yehia Hashad. ††
10.3*	Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, as amended and restated effective as of April 24, 2023.††
10.4*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.5*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.6*	Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.7*	Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.8*	New Hire Share Unit Grant Agreement (Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders). ††
10.9*	New Hire Restricted Share Unit Grant Agreement under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders). ††
10.10*	New Hire Stock Option Grant Agreement (Non-Statutory Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders). ††
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch + Lomb Corporation (Registrant)

Date:	May 3, 2023	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	May 3, 2023	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1
Employment Agreement dated as of February 14, 2023 by and between Bausch + Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.35 to Bausch + Lomb Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, which is incorporated by reference herein.††

10.2*	Employment Agreement dated as of August 1, 2022 by and between Bausch + Lomb Corporation and Yehia Hashad. ††
10.3*	Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, as amended and restated effective as of April 24, 2023.††
10.4*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.5*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.6*	Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.7*	Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.8*	New Hire Share Unit Grant Agreement (Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders). ††
10.9*	New Hire Restricted Share Unit Grant Agreement under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders). ††
10.10*	New Hire Stock Option Grant Agreement (Non-Statutory Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders). ††
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†† Management contract or compensatory plan or arrangement.