Form 10-Q
period 2023-06-30
Bausch & Lomb Corp
filed 2023-08-02
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-41380
Bausch + Lomb Corporation
(Exact name of registrant as specified in its charter)

Canada	98-1613662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
520 Applewood Crescent, Vaughan, Ontario, Canada L4K 4B4
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
Common shares, no par value — 350,701,026 shares outstanding as of July 28, 2023.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2023.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; our recently-announced transaction for the acquisition of XIIDRA® and certain other assets and the anticipated timing of completion of that transaction, as well as the Company’s intention to finance the up-front payment for that transaction with new debt; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2023 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement (the “Credit Agreement”); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact of the evolving COVID-19 pandemic; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “schedule,” “continue,” “will,” “may,” “can,” “might,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “timeline,” “forecast,” “outlook,” “seek,” “strive,” “suggest,” “prospective,” “strategy,” “indicative,” “intend,” “ongoing,” “decrease” or “increase” and positive and negative variations thereof or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•adverse economic conditions and other macroeconomic factors, including inflation, slower growth or a potential recession, which could adversely impact our revenues, expenses and resulting margins;
•the effect of current market conditions and recessionary pressures in one or more of our markets;

•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, including the potential effects and economic and future impact of that pandemic (or any resurgence thereof) and the reaction to it (including as it relates to the reinstitution of any lockdowns or other restrictions);
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
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, the impact on the spinoff transaction (and the timing thereof) of the filing by Norwich Pharmaceuticals Inc. ("Norwich") of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets and BHC's related lawsuit filed against Norwich in connection therewith (including BHC’s ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in such lawsuit), business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dis-synergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•our ability to comply with the financial and other covenants contained in our Credit Agreement and other current or future debt agreements, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the revolving credit facility under our Credit Agreement (the “Revolving Credit Facility”) and restrictions on our ability to make certain investments and other restricted payments;
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
•the risks and uncertainties relating to our recently-announced transaction for the acquisition of XIIDRA® and certain other assets, including our ability to consummate that transaction and the timing thereof, the possibility that any or all of the conditions to the consummation of the transaction may not be satisfied or waived, including failure to receive required regulatory approvals, the effect of the announcement or pendency of the transaction on our ability to maintain relationships with customers, suppliers, and other business partners, risks relating to potential diversion of management attention away from our ongoing business operations, our ability to finance the transaction as anticipated, risks relating to our increased levels of debt as a result of debt expected to be incurred to finance such acquisition and risks that we may not realize the expected benefits of the acquisition on a timely basis or at all;
•the uncertainties associated with the acquisition and launch of new products, assets and businesses (including the recently-acquired Blink® product line), including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
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
•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the United States, Canada, the EU and other countries against governmental and other entities and individuals in or associated with Russia, Belarus and parts of Ukraine, including potential impact on sales, earnings, market conditions and the ability of the Company to manage resources and historical investment in Russia;
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
v

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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 22, 2023, risks in Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, under Item 1A. “Risk Factors”, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$384	$354
Restricted cash	8	26
Trade receivables, net (Note 4)	791	724
Inventories, net	699	628
Prepaid expenses and other current assets (Note 4)	433	405
Total current assets	2,315	2,137
Property, plant and equipment, net	1,294	1,300
Intangible assets, net	2,021	2,058
Goodwill	4,540	4,507
Deferred tax assets, net	938	927
Other non-current assets (Note 4)	207	215
Total assets	$11,315	$11,144
Liabilities
Current liabilities:
Accounts payable (Note 4)	$348	$370
Accrued and other current liabilities	952	901
Current portion of long-term debt	25	25
Total current liabilities	1,325	1,296
Deferred tax liabilities, net	14	7
Other non-current liabilities	342	329
Long-term debt	2,604	2,411
Total liabilities	4,285	4,043
Commitments and contingencies (Note 17)
Equity
Common shares, no par value, unlimited shares authorized, 350,527,323 and 350,000,749 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	8,321	8,285
Accumulated (deficit) earnings	(116)	6
Accumulated other comprehensive loss	(1,247)	(1,258)
Total Bausch + Lomb Corporation shareholders’ equity	6,958	7,033
Noncontrolling interest	72	68
Total equity	7,030	7,101
Total liabilities and equity	$11,315	$11,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product sales	$1,031	$935	$1,959	$1,818
Other revenues	4	6	7	12
	1,035	941	1,966	1,830
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	417	377	788	723
Cost of other revenues	—	2	1	4
Selling, general and administrative (Note 4)	417	368	835	711
Research and development (Note 4)	85	75	162	152
Amortization of intangible assets	56	64	113	129
Other expense (income), net	17	(1)	26	1
	992	885	1,925	1,720
Operating income	43	56	41	110
Interest income	5	1	8	1
Interest expense (Note 4)	(58)	(44)	(108)	(64)
Foreign exchange and other	(9)	14	(15)	9
(Loss) income before provision for income taxes	(19)	27	(74)	56
Provision for income taxes	(10)	(20)	(43)	(26)
Net (loss) income	(29)	7	(117)	30
Net income attributable to noncontrolling interest	(3)	(2)	(5)	(5)
Net (loss) income attributable to Bausch + Lomb Corporation	$(32)	$5	$(122)	$25

Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation	$(0.09)	$0.01	$(0.35)	$0.07

Basic and diluted weighted-average common shares	350	350	350	350
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(29)	$7	$(117)	$30
Other comprehensive (loss) income
Foreign currency translation adjustment	(10)	(122)	11	(182)
Pension and postretirement benefit plan adjustments, net of income taxes	1	1	(1)	(3)
Other comprehensive (loss) income	(9)	(121)	10	(185)
Comprehensive loss	(38)	(114)	(107)	(155)
Comprehensive (income) loss attributable to noncontrolling interest	(3)	1	(4)	(2)
Comprehensive loss attributable to Bausch + Lomb Corporation	$(41)	$(113)	$(111)	$(157)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			BHC Investment	Additional Paid in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended June 30, 2023
Balances, April 1, 2023	350.2	$—	$—	$8,305	$(84)	$(1,238)	$6,983	$69	$7,052
Common shares issued under share-based compensation plans	0.3	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	18	—	—	18	—	18
Employee withholding taxes related to share-based awards	—	—	—	(2)	—	—	(2)	—	(2)
Net (loss) income	—	—	—	—	(32)	—	(32)	3	(29)
Other comprehensive loss	—	—	—	—	—	(9)	(9)	—	(9)
Balances, June 30, 2023	350.5	$—	$—	$8,321	$(116)	$(1,247)	$6,958	$72	$7,030

	Three Months Ended June 30, 2022
Balances, April 1, 2022	350.0	$—	$—	$8,219	$20	$(1,099)	$7,140	$76	$7,216
Net distributions to BHC and affiliates (Note 4)	—	—	—	(142)	—	—	(142)	—	(142)
Share-based compensation	—	—	—	11	—	—	11	—	11
Net income	—	—	—	—	5	—	5	2	7
Other comprehensive loss	—	—	—	—	—	(118)	(118)	(3)	(121)
Balances, June 30, 2022	350.0	$—	$—	$8,088	$25	$(1,217)	$6,896	$75	$6,971

	Six Months Ended June 30, 2023
Balances, January 1, 2023	350.0	$—	$—	$8,285	$6	$(1,258)	$7,033	$68	$7,101
Common shares issued under share-based compensation plans	0.5	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	42	—	—	42	—	42
Employee withholding taxes related to share-based awards	—	—	—	(6)	—	—	(6)	—	(6)
Net (loss) income	—	—	—	—	(122)	—	(122)	5	(117)
Other comprehensive income (loss)	—	—	—	—	—	11	11	(1)	10
Balances, June 30, 2023	350.5	$—	$—	$8,321	$(116)	$(1,247)	$6,958	$72	$7,030

	Six Months Ended June 30, 2022
Balances, January 1, 2022	—	$—	$10,364	$—	$—	$(1,035)	$9,329	$73	$9,402
Issuance of common shares (Note 16)	350.0	—	(8,164)	8,164	—	—	—	—	—
Issuance of BHC Purchase Debt (Note 4)	—	—	(2,200)	—	—	—	(2,200)	—	(2,200)
Net distributions to BHC and affiliates (Note 4)	—	—	—	(87)	—	—	(87)	—	(87)
Share-based compensation	—	—	—	11	—	—	11	—	11
Net income	—	—	—	—	25	—	25	5	30
Other comprehensive loss	—	—	—	—	—	(182)	(182)	(3)	(185)
Balances, June 30, 2022	350.0	$—	$—	$8,088	$25	$(1,217)	$6,896	$75	$6,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(117)	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	184	193
Amortization and write-off of debt premiums, discounts and issuance costs	6	2
Allowances for losses on trade receivables and inventories	10	8
Deferred income taxes	(19)	(41)
Payments of accrued legal settlements	—	(3)
Share-based compensation	42	27
Foreign exchange loss	9	(6)
Gain excluded from hedge effectiveness	(6)	—
Other	(2)	(29)
Changes in operating assets and liabilities:
Trade receivables	(74)	(24)
Inventories	(82)	(74)
Prepaid expenses and other current assets	(34)	(2)
Accounts payable, accrued and other liabilities	3	78
Net cash (used in) provided by operating activities	(80)	159
Cash Flows From Investing Activities
Acquisitions and other investments	(31)	—
Acquisitions of intangible assets	(3)	—
Purchases of property, plant and equipment	(64)	(76)
Purchases of marketable securities	(11)	(14)
Proceeds from sale of marketable securities	10	14
Proceeds from sale of assets and businesses, net of costs to sell	1	—
Interest settlements from cross-currency swaps	6	—
Net cash used in investing activities	(92)	(76)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	200	2,440
Repayments of debt	(13)	—
Payment of employee withholding taxes related to share-based awards	(6)	—
Payments of financing costs	—	(3)
Net borrowings under BHC pooled financing arrangements (Note 4)	—	31
Net transfers to BHC (Note 4)	—	(2,271)
Net cash provided by financing activities	181	197
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	(11)
Net increase in cash and cash equivalents and restricted cash	12	269
Cash and cash equivalents and restricted cash, beginning of period	380	177
Cash and cash equivalents and restricted cash, end of period	$392	$446

Non-cash Investing and Financing Activities
Accrued purchases of property, plant and equipment	$26	$21
Issuance of BHC Purchase Debt (Note 4)	$—	$2,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Pharmaceuticals segment which consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables, instruments and technologies for the treatment of cataracts, corneal and vitreous and retinal eye conditions, which includes intraocular lenses (“IOLs”) and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Effective June 30, 2023, the Company renamed its former Ophthalmic Pharmaceuticals segment to the Pharmaceuticals segment. Aside from the change in name, there were no other changes made to this segment. See Note 18, “SEGMENT INFORMATION” for additional information regarding these reportable segments. Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.5% of the issued and outstanding common shares of Bausch + Lomb as of July 28, 2023.
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
The registration statement related to the initial public offering (the “IPO”) of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its Canadian base PREP prospectus on May 5, 2022. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. On May 10, 2022, a wholly-owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount), pursuant to the Bausch + Lomb prospectuses. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO price less underwriting commissions. On May 31, 2022, the underwriters for the B+L IPO partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. The Selling Shareholder received all net proceeds from the B+L IPO and the partial exercise of the over-allotment option by the underwriters. As of July 28, 2023, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.5% of the issued and outstanding common shares of Bausch + Lomb.
The completion of the full Separation of Bausch + Lomb, which includes the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals and other factors and is subject to various risk factors relating to the Separation. See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Canadian Securities Administrators (“CSA”) on February 22, 2023 (the “Annual Report”) for additional information on the risks associated with the Separation. Bausch + Lomb understands that BHC continues to believe that completing the B+L Separation makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including the effect of the lawsuit filed against Norwich Pharmaceuticals Inc.

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
Following the B+L IPO, certain functions that BHC provided to Bausch + Lomb prior to the B+L IPO were provided and, in some cases, continue to be provided to Bausch + Lomb by BHC under a Transition Services Agreement (the “TSA”) or are performed using Bausch + Lomb’s own resources or third-party service providers. Bausch + Lomb has incurred certain costs in its establishment as a standalone public company, and expects additional ongoing costs associated with operating as an independent, publicly traded company. See Note 4, “RELATED PARTIES” for further information regarding agreements between Bausch + Lomb and BHC.
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
All estimates in these Condensed Consolidated Financial Statements are based on assumptions that management believes are reasonable. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company's business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company's business, financial condition, cash flows and results of operations could be materially impacted.
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

Out of Period Adjustments
During the preparation of the Condensed Consolidated Financial Statements for the three months ended March 31, 2022, management identified immaterial prior period accounting misstatements related to the income tax impact of unrealized gains and losses of the Company’s pension and postretirement benefit plan, which are included in Other comprehensive loss in the Condensed Consolidated Statement of Comprehensive Income and related to the impact of deferred taxes on the Condensed Consolidated Statement of Cash Flows. The misstatements resulted in an overstatement of Other comprehensive loss and of Net cash provided by operating activities of $6 million and an overstatement of Net cash used in financing activities of $6 million for the six months ended June 30, 2021 and in an understatement of $10 million of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet as of December 31, 2021. Bausch + Lomb recorded out of period corrections for the misstatements during the six months ended June 30, 2022, resulting in an out of period unrealized loss of $10 million, reflected in the Pension and postretirement benefit plan adjustments, net of income taxes caption of its Condensed Consolidated Statements of Comprehensive Loss. The out of period correction also resulted in a decrease in the Deferred income taxes caption and an offsetting increase in the Net Transfers to BHC caption of its Condensed Consolidated Statement of Cash Flows of $10 million for the six months ended June 30, 2022.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three months ended June 30, 2023.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2023	$146	$59	$188	$73	$18	$484
Current period provision	180	36	280	268	11	775
Payments and credits	(195)	(32)	(274)	(279)	(4)	(784)
Reserve balance, June 30, 2023	$131	$63	$194	$62	$25	$475
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $49 million and $35 million as of June 30, 2023 and January 1, 2023, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets.

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

The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
(in millions)	2023	2022
Balance, beginning of period	$22	$16
Provision	2	1
Write-offs	(1)	(1)
Foreign exchange and other	(1)	2
Balance, end of period	$22	$18
4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. Accordingly, certain corporate and shared costs prior to May 10, 2022 were allocated to Bausch + Lomb and reflected as expenses in the unaudited Condensed Consolidated Financial Statements. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. However, as of July 28, 2023, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.5% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Allocated Centralized Costs Prior to May 10, 2022
Prior to May 10, 2022, the unaudited Condensed Consolidated Financial Statements have been prepared on a standalone basis and were derived from the unaudited consolidated financial statements and accounting records of BHC. BHC incurred significant corporate costs for services it provided to Bausch + Lomb, as well as to other BHC businesses. The allocated corporate and shared costs to Bausch + Lomb for the six months ended June 30, 2023 and 2022 were $0 and $76 million, respectively. The allocated corporate and shared costs to Bausch + Lomb are included in Cost of goods sold (excluding amortization and impairments of intangible assets), Selling, general and administrative ("SG&A") and Research and development in the Condensed Consolidated Statements of Operations. All such amounts have been deemed to have been incurred and settled by Bausch + Lomb in the period in which the costs were recorded and are included in Additional paid-in capital during the six months ended June 30, 2022.
In the opinion of management of BHC and Bausch + Lomb, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by Bausch + Lomb during the six months ended June 30, 2022. The amounts that would have been, or will be, incurred on a standalone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Accounts Receivable and Payable
Certain related party transactions between Bausch + Lomb and BHC have been included in Additional paid-in capital during the six months ended June 30, 2022 when the related party transactions were not settled in cash.
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $39 million and $53 million as of June 30, 2023 and December 31, 2022, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $91 million and $102 million as of June 30, 2023 and December 31, 2022, respectively, of which $79 million and $90 million are included within Prepaid expenses and other current assets and $12 million and $12 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
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
Net Transfers to BHC
The total effect of the settlement of related party transactions is reflected as a financing activity in the Condensed Consolidated Statements of Cash Flows. The components of the Net transfers to BHC for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Cash pooling and general financing activities	$—	$(142)	$—	$(229)
Corporate allocations	—	—	—	76
Benefit from income taxes	—	—	—	66
Total net transfers to BHC (as reflected in Net distributions to BHC and affiliates in the Condensed Consolidated Statements of Equity)	$—	$(142)	—	(87)
Payment of BHC Purchase Debt			—	(2,200)
Share-based compensation			—	(16)
Other, net			—	32
Net transfers to BHC (as reflected in the Condensed Consolidated Statements of Cash Flows)			$—	$(2,271)
Repayment of BHC Purchase Debt and Return of Capital
On January 1, 2022, in anticipation of the B+L IPO, Bausch + Lomb issued a $2,200 million promissory note to BHC (the “BHC Purchase Debt”) in conjunction with a legal reorganization. The BHC Purchase Debt had an original maturity of two years and; interest at the rate of 3.625% per annum. On May 1, 2022, the Company entered into an addendum to amend the interest rate of the BHC Purchase Debt to a rate of 6.000% per annum. The cumulative catch-up for this amendment to the interest rate was recorded in the Condensed Consolidated Statements of Operations as part of Interest expense, during the three months ended June 30, 2022. On May 10, 2022, Bausch + Lomb made payments to BHC of: (i) $2,200 million in full satisfaction of the BHC Purchase Debt and (ii) $229 million in return of capital using the proceeds from the Term Facility (as defined in Note 10, “CREDIT FACILITIES”) and cash on hand. Included in Interest expense in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 was $47 million of interest attributed to the BHC Purchase Debt.
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
Charges incurred related to the above agreements were $1 million and $5 million for the six months ended June 30, 2023 and 2022, respectively, and are primarily reflected within SG&A in the Condensed Consolidated Statements of Operations.
5.ACQUISITIONS AND LICENSING AGREEMENTS
The Company regularly considers strategic licensing and acquisition opportunities. Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Condensed Consolidated Financial Statements from the date of acquisition. Goodwill is recorded with the acquisition and is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Acquired in-process research and development (“IPR&D”) is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is charged to expense at the acquisition date and any future contingent consideration is not recorded until it becomes probable.
2023 Acquisitions
Acquisition of XIIDRA®
On June 30, 2023, a wholly owned subsidiary of the Company, Bausch + Lomb Ireland Limited, entered into a Stock and Asset Purchase Agreement with Novartis Pharma AG and; Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) to acquire XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets. This acquisition is intended to complement and grow the Company's existing dry eye franchise.
Under the terms of the agreement, the Company, through its affiliate, has agreed to acquire XIIDRA® and certain other ophthalmology assets from Novartis for an up-front cash payment, at closing, of $1,750 million, with potential milestone obligations of up to $750 million, in part, payable upon the achievement of specified commercialization and sales milestones for certain pipeline products to be acquired as part of the transaction and, in part, upon the achievement of specified sales milestones for XIIDRA®. The transaction is expected to close by the end of 2023, subject to receipt of regulatory approval and other customary closing conditions. The Company has obtained debt financing commitments for purposes of this transaction and intends to finance the $1,750 million up-front cash payment with new debt prior to the closing of the transaction.
Acquisition of Blink® Product Line
On July 6, 2023, the Company announced that it had consummated a transaction with Johnson & Johnson Vision, pursuant to which the Company, through an affiliate, had acquired the Blink® product line of eye and contact lens drops, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops. This acquisition was made by the Company to continue to grow its global over-the-counter business.
Under the terms of the purchase agreement, the Company, through an affiliate, acquired the Blink® product line of eye and contact lens drops for an up-front cash payment of $107 million, which was paid on the closing of the transaction in early July 2023.
As this transaction closed during July 2023, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed.
Acquisition of AcuFocus, Inc.

On January 17, 2023, the Company acquired AcuFocus, Inc. ("AcuFocus") for an up-front payment of $35 million, $31 million of which was paid in January 2023 with the remaining purchase price to be paid within 18 months following the date of the transaction, less any amounts that are the subject of any indemnification claims. AcuFocus is an ophthalmic medical device company. The acquisition was made by the Company to acquire breakthrough small aperture intraocular technology for certain cataract patients. The AcuFocus business is included within the Surgical segment. Supplemental pro forma information related to revenue and earnings for 2023 are not provided as they did not have a material impact on the Company's operations. Additional contingent payments may become due upon achievement of future sales milestones. At the time of acquisition, the acquisition-related contingent consideration liability related to this transaction was $5 million, which the Company reassesses each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities.
The acquisition of AcuFocus has been accounted for as a business combination under the acquisition method of accounting as: (i) substantially all the fair value of the assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets and (ii) substantive inputs and processes were acquired to contribute to the creation of outputs. As a result of this transaction, recorded within the Condensed Consolidated Balance Sheets are Inventories, net of $4 million, Prepaid expenses and other current assets of $4 million, Intangibles, net of $28 million, Goodwill of $2 million, Deferred tax assets, net of $2 million, Property, plant and equipment, net of $1 million, Accounts payable of $1 million and Accrued and other current liabilities of $1 million. Since the date of acquisition, adjustments made during the measurement process have included a decrease of $6 million to Deferred tax assets, net with an offset to Goodwill.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023				December 31, 2022
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$57	$49	$8	$—	$81	$72	$9	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$5	$—	$5	$—
Liabilities:
Acquisition-related contingent consideration	$10	$—	$—	$10	$4	$—	$—	$4
Foreign currency exchange contracts	$1	$—	$1	$—	$2	$—	$2	$—
Cross-currency swaps	$62	$—	$62	$—	$39	$—	$39	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the six months ended June 30, 2023 and 2022.
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
The assets and liabilities associated with the Company's cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 are as follows:

(in millions)	June 30, 2023	December 31, 2022
Other non-current liabilities	$68	$45
Prepaid expenses and other current assets	$6	$6
Net fair value	$62	$39
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Loss recognized in Other comprehensive loss	$17	$—	$23	$—
Gain excluded from assessment of hedge effectiveness	$3	$—	$6	$—
Location of gain of excluded component	Interest expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the six months ended June 30, 2023. During the six months ended June 30, 2023, the Company received $6 million in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of June 30, 2023, these contracts had an aggregate notional amount of $258 million.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 are as follows:

(in millions)	June 30, 2023	December 31, 2022
Accrued and other current liabilities	$1	$2
Prepaid expenses and other current assets	$2	$5
Net fair value	$1	$3
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in millions)	2023	2022
(Loss) Gain related to changes in fair value	$(2)	$(4)
Gain related to settlements	$3	$4
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2023, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 14% to 28%, and a weighted average risk-adjusted discount rate of 16%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at June 30, 2023.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022:

	June 30,
(in millions)	2023		2022
Balance, beginning of period		$4		$9
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$1		$—
Fair value adjustments due to changes in estimates of future payments	—		(5)
Acquisition-related contingent consideration adjustments		1		(5)
Additions (Note 5)		5		—
Payments/Settlements		—		—
Balance, end of period		10		4
Current portion included in Accrued and other current liabilities		4		—
Non-current portion		$6		$4
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2023 and December 31, 2022 was $2,588 million and $2,354 million, respectively, and was estimated using the quoted market prices for similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2023	December 31, 2022
Raw materials	$191	$163
Work in process	55	44
Finished goods	453	421
	$699	$628
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$2,726	$(2,466)	$260	$2,650	$(2,373)	$277
Corporate brands	12	(8)	4	12	(7)	5
Product rights/patents	993	(939)	54	992	(919)	73
Technology and other	67	(62)	5	66	(61)	5
Total finite-lived intangible assets	3,798	(3,475)	323	3,720	(3,360)	360
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$5,496	$(3,475)	$2,021	$5,418	$(3,360)	$2,058
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
Asset impairments were not material during the six months ended June 30, 2023 and 2022.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2023 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Amortization	$77	$97	$51	$18	$17	$17	$46	$323

Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2023 and the year ended December 31, 2022 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2022	$3,596	$675	$315	$4,586
Acquisitions (Note 5)	—	—	5	5
Foreign exchange and other	(47)	(30)	(7)	(84)
Balance, December 31, 2022	3,549	645	313	4,507
Acquisitions (Note 5)	—	—	8	8
Foreign exchange and other	6	16	3	25
Balance, June 30, 2023	$3,555	$661	$324	$4,540
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
June 30, 2023 Interim Goodwill Impairment Assessment
No events occurred or circumstances changed during the period from October 1, 2022 (the last time goodwill was tested for all reporting units) through June 30, 2023 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges from October 1, 2022 through June 30, 2023.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2023	December 31, 2022
Employee compensation and benefit costs	$191	$196
Product rebates	145	153
Discounts and allowances	82	85
Professional fees	70	66
Product returns	63	59
Other	401	342
	$952	$901
Under the terms of a December 2019 agreement with Novaliq GmbH, the Company is required to make future payments related to the future sales associated with MIEBOTM (formerly known as NOV03). On May 18, 2023, the U.S. Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for MIEBOTM and the Company accrued the $45 million milestone payment, which is included within Other, in the table above, as of June 30, 2023.

10.CREDIT FACILITIES
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”). The Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facility is denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2023, the principal amount outstanding under the Term Facility was $2,475 million and $2,429 million net of issuance costs. As of December 31, 2022, the principal amount outstanding under the Term Facility was $2,488 million and $2,436 million net of issuance costs. As of June 30, 2023, the Company had $200 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and remaining availability of $275 million under its Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the Term Facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at June 30, 2023 ranges from 7.43% to 7.50% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the Term Facility at June 30, 2023 was 8.59% per annum.
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
The amortization rate for the Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2023, the remaining mandatory quarterly amortization payments for the Term Facility were $94 million through March 2027, with the remaining term loan balance being due in May 2027.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2023 and December 31, 2022 was 8.51% and 7.84%, respectively.

Covenant Compliance
The Credit Facilities contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict Bausch + Lomb’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The Revolving Credit Facility also contains financial covenants that: (1) prior to the IG Trigger, require Bausch + Lomb to, if, as of the last day of any fiscal quarter of Bausch + Lomb (commencing with the fiscal quarter ending December 31, 2022), loans under the Revolving Credit Facility and swingline loans are outstanding in an aggregate amount greater than 40% of the total commitments in respect of the Revolving Credit Facility at such time, maintain a maximum first lien net leverage ratio of not greater than 4.50:1.00 and (2) after the IG Trigger, require Bausch + Lomb to, as of the last day of each fiscal quarter ending after the IG Trigger, (a) maintain a total leverage ratio of not greater than 4.00:1.00 (provided that such ratio will increase to 4.50:1.00 in connection with certain acquisitions for the four fiscal quarter period commencing with the quarter in which such acquisition is consummated) and (b) maintain an interest coverage ratio of not less than 3.00:1.00. The financial covenant in effect prior to the IG Trigger may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill and customary cure rights.
As of June 30, 2023, the Company was in compliance with its financial covenant related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial covenant and meet its debt service obligations over that same period.
Recent Financing Activities
As of August 2, 2023, the Company had $250 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and remaining availability of $225 million under its Revolving Credit Facility.
As discussed in Note 5, “ACQUISITIONS AND LICENSING AGREEMENTS”, the Company has obtained debt financing commitments for purposes of its transaction with Novartis, to acquire XIIDRA® and certain ophthalmology assets, and intends to finance the $1,750 million up-front cash payment with new debt prior to the closing of this transaction.
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
Bausch + Lomb 2022 Omnibus Incentive Plan
Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (as amended and restated (as described below), the “Plan”). A total of 28,000,000 common shares of Bausch + Lomb were originally authorized for issuance under the Plan. Effective April 24, 2023, Bausch + Lomb’s shareholders approved an amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate 38,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan (the “Plan Amendment”). The Plan provides for the grant of various types of awards, including restricted stock units (“RSUs”), restricted stock, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.
Approximately 18,600,000 common shares were available for future grants as of June 30, 2023. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The Company has a long-term incentive program with the objective of aligning the share-based awards granted to senior management with the Company’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long-term. In addition to stock options and RSUs, during the first quarter of 2023, performance restricted share units (“PSUs”) were also granted. The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return (“TSR”) (the “TSR PSUs”) and (ii) attainment of certain performance targets that are based on the Company’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”). If the Company’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum.
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
On February 15, 2023, Bausch + Lomb announced the appointment of Brent Saunders as Chief Executive Officer ("CEO") and Chair of the Board of Directors of the Company, effective March 6, 2023. Pursuant to Mr. Saunders' employment agreement, on February 23, 2023, Mr. Saunders was granted the following equity grants under the Plan: 750,000 PSUs, 1,318,681 stock options and 375,000 RSUs. The RSUs are scheduled to vest 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary of the grant date. The stock options are scheduled to vest in equal one-third installments on each of the first three anniversaries of the grant date. The PSUs vest on the fourth anniversary from grant date based on the Company’s achievement of absolute share price hurdles, or upon achievement of absolute and relative TSR hurdles in relation to the S&P 500 Index during the four-year performance period.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Stock options	$2	$1	$6	$2
PSUs/RSUs	16	10	36	19
Share-based compensation expense	$18	$11	$42	$21

Research and development expenses	$3	$2	$4	$4
Selling, general and administrative expenses	15	9	38	17
Share-based compensation expense	$18	$11	$42	$21
In addition to share-based compensation expense attributable to employees that are specific to Bausch + Lomb's business, share-based compensation expense also includes $0 and $6 million for the six months ended June 30, 2023 and 2022, respectively, of allocated charges from BHC, based on revenues, related to BHC employees providing corporate services to Bausch + Lomb.

Share-based awards granted for the six months ended June 30, 2023 and 2022 consist of:

	Six Months Ended June 30,
	2023	2022
Stock options
Granted	3,130,000	6,455,000
Weighted-average exercise price	$18.16	$18.00
Weighted-average grant date fair value	$5.40	$4.55
RSUs
Granted	2,888,000	3,207,000
Weighted-average grant date fair value	$17.97	$17.92
TSR performance-based RSUs
Granted	1,175,000	—
Weighted-average grant date fair value	$27.65	$—
Organic Revenue Growth performance-based RSUs
Granted	142,000	—
Weighted-average grant date fair value	$17.96	$—
As of June 30, 2023, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $111 million, which will be amortized over a weighted-average period of 2.30 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of June 30, 2023 and as of December 31, 2022 consist of:

(in millions)	June 30, 2023	December 31, 2022
Foreign currency translation adjustment	$(1,219)	$(1,231)
Pension adjustment, net of tax	(28)	(27)
	$(1,247)	$(1,258)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the three and six months ended June 30, 2023 and 2022 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Product related research and development	$79	$69	$151	$141
Quality assurance	6	6	11	11
Research and development	$85	$75	$162	$152

14.OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and six months ended June 30, 2023 and 2022 consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Restructuring, integration and separation costs	$14	$4	$22	$6
Acquisition-related costs	2	—	3	—
Acquisition-related contingent consideration	1	(5)	1	(5)
Other expense (income), net	$17	$(1)	$26	$1
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring and integration costs for the six months ended June 30, 2023 and 2022 were $22 million and $3 million, respectively and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
In connection with the Separation, the Company has incurred and will continue to incur additional costs associated with activities taken to separate the Bausch + Lomb business from the remainder of BHC. Separation costs are incremental costs directly related to the Separation, and include but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing new boards of directors and related board committees for Bausch + Lomb. Included in Other expense for the six months ended June 30, 2023 and 2022 are Separation costs of $0 and $3 million, respectively. The Company has also incurred, and will continue to incur, separation-related costs which are incremental costs indirectly related to the Separation and include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material. Included in SG&A for the six months ended June 30, 2023 and 2022 are Separation-related costs of $5 million and $10 million, respectively.
As a result of the completion of the B+L IPO, and as the Company prepares for post-Separation operations, the Company is launching certain initiatives that may result in certain changes to, and investment in, its organizational structure and operations. The Company refers to the charges related to these initiatives as "Business Transformation Costs". These costs are recorded in SG&A in the unaudited Condensed Consolidated Statements of Operations and include third-party advisory costs, as well as certain compensation-related costs associated with changes in the Company's executive officers, such as severance-related costs associated with the departure of the Company's former executives and the costs associated with the appointment of the Company's new executives. Further, in connection with the Separation, the Company continues to evaluate opportunities to improve its operating results and may initiate cost savings programs to streamline the Company's operations and eliminate redundant processes and expenses. These cost savings programs may include, but are not limited to: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
15.INCOME TAXES
For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against a company’s ordinary income, subject to certain limitations on the benefit of losses. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of Bausch + Lomb’s income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates, and an evaluation of valuation allowances. The Company’s estimated annual effective income tax rate may be revised, if necessary, in each interim period.
Provision for income taxes for the six months ended June 30, 2023 was $43 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of establishing a valuation allowance in Canada, the impact of a change in tax attributes, and a change in the deduction for stock compensation. The Provision for income taxes for the three and six months ended June 30, 2023 was reduced by $7 million due to an immaterial out of period correction. This out of period correction related to an understatement of Deferred tax assets, as included in the December 31, 2022 and December 31, 2021 Consolidated Balance Sheets, which management corrected during the three months ended June 30, 2023. Provision for income taxes for the six months ended June 30, 2022 was $26 million. The difference between the statutory tax rate and effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of internal restructurings.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $132 million and $54 million as of June 30, 2023 and December 31, 2022, respectively. The increase is related to the valuation allowance established against the prior deferred tax assets in Canada as well as certain attributes the Company acquired during the year that are expected to expire prior to their utilization.
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
As of June 30, 2023 and December 31, 2022, the Company had $70 million and $70 million of unrecognized tax benefits, which included $10 million and $9 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2023, $62 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2023 could decrease by an immaterial amount in the next 12 months as a result of the resolution of certain tax audits and other events.
16.EARNINGS PER SHARE
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2022 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation.
(Loss) income per share attributable to Bausch + Lomb Corporation for the three and six months ended June 30, 2023 and 2022 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net (loss) income attributable to Bausch + Lomb Corporation	$(32)	$5	$(122)	$25
Basic and Diluted weighted-average common shares outstanding	350.5	350.0	350.3	350.0

Basic and Diluted (Loss) Earnings per share attributable to Bausch + Lomb Corporation	$(0.09)	$0.01	$(0.35)	$0.07
During the three and six months ended June 30, 2023, all potential common shares issuable for RSUs, performance-based RSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, performance-based RSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,623,000 and 1,452,000 common shares for the three and six months ended June 30, 2023, respectively. Dilutive equity instruments or equity awards outstanding for three and six months ended June 30, 2022 were not material. There were no dilutive equity instruments or equity awards outstanding prior to the B+L IPO.
During the three and six months ended June 30, 2023, RSUs, performance-based RSUs and stock options to purchase approximately 3,199,000 and 4,448,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2022, RSUs, performance-based RSUs and stock options to purchase approximately 1,386,000 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2023, an additional 5,483,000 IPO Founders Grants in the form of stock options and RSUs, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 892,000 PSUs, were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2023, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $4 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market value of its common shares to decline.
Antitrust
Generic Pricing Antitrust Litigation
BHC’s subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which have been brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, States, and various Counties, Cities, and Towns, have been or will be consolidated into the MDL. There are also additional, separate complaints which have been consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in these cases. The cases have been put in deferred status. The Company disputes the claims against it and these cases will be defended vigorously.
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
PreserVision® AREDS 2 Antitrust Litigation
Bausch & Lomb Incorporated ("B&L Inc.") is a defendant in an antitrust suit filed by a competitor on December 20, 2021, in the United States District Court for the Eastern District of Missouri (ZeaVision, LLC v. Bausch & Lomb Incorporated, et al., Civil Action No. 4:21-cv-01487). The complaint alleged various antitrust and Lanham act claims. After B&L Inc. moved to dismiss the original complaint on February 11, 2022, ZeaVision, LLC (“ZeaVision”) filed its First Amended Complaint on March 4, 2022, dismissing B&L Inc.’s co-defendant and its conspiracy to monopolize claim. The First Amended Complaint alleges that B&L Inc.’s efforts to enforce its patents constitutes sham litigation, that certain B&L Inc. advertising is false and violates antitrust laws and that certain conduct by B&L Inc. constitutes monopolization. It also includes a false advertising claim under the Lanham Act. On April 1, 2022, B&L Inc. filed a motion to dismiss, or in the alternative, to stay or transfer the First Amended Complaint. On November 21, 2022, B&L Inc.’s motion was granted, and the action was dismissed for lack of personal jurisdiction. ZeaVision has appealed this decision to the Eighth Circuit Court of Appeals. ZeaVision filed its opening Appellant brief on February 9, 2023. B&L Inc. filed its responsive Appellee brief on April 5, 2023. In addition to responding to ZeaVision’s personal jurisdiction arguments, B&L Inc. also raised Rule 12(b)(6) arguments as an alternative basis to affirm the District Court’s dismissal of the First Amended Complaint. ZeaVision filed its Reply brief on April 27,

2023. The matter is now fully briefed on appeal. The Eighth Circuit has indicated that the case will be set for oral argument, but, to date, no oral argument has been scheduled.
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
However, on April 4, 2023, LTL re-filed for Chapter 11 bankruptcy protection in the Bankruptcy Court and again commenced an adversary proceeding seeking a preliminary injunction enjoining substantially all cases subject to the indemnification agreement. The Bankruptcy Court granted a temporary restraining order enjoining litigation against the “Protected Parties”, including BHC and Bausch + Lomb. The Bankruptcy Court held a hearing on April 18, 2023, to consider the preliminary injunction, and on April 20, 2023, the Bankruptcy Court ordered a preliminary injunction solely on a limited basis to enjoin the commencement or continuation of any trial against any Protected Party (including the Bausch entities), which the Bankruptcy Court extended to August 22, 2023. The injunction did not enjoin the commencement of a new suit or any discovery or pre-trial activity in pending suits. The Bankruptcy Court denied the talc claimants’ motion to have the injunction decision certified for direct appeal to the Third Circuit. On or around April 24, 2023, multiple motions to dismiss the newly filed Chapter 11 case were filed, and a hearing on the motions to dismiss was held the week of June 27, 2023. On July 28, 2023, the Bankruptcy Court granted the motions to dismiss LTL’s bankruptcy case and directed the parties to prepare and propose a form of Order consistent with the Court’s dismissal.
If the bankruptcy case is ultimately dismissed, BHC’s and Bausch + Lomb’s position vis a vis Johnson & Johnson would return to the status quo prior to the filing. The litigation against BHC, Bausch + Lomb and other defendants will no longer be stayed, and LTL and Johnson & Johnson will continue to have indemnification obligations running to BHC and its affiliates, including Bausch + Lomb, for Shower to Shower® related product liability litigation.
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
General Civil Actions
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, BHC and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain BHC assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb be liable for damages, if any, awarded against BHC in the individual opt-out actions. The declaratory judgment action also alleges that the potential future separation of Bausch + Lomb from BHC by distribution of Bausch + Lomb stock to BHC’s shareholders would leave BHC with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against BHC in the underlying individual opt-out actions and BHC disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt-out actions are made against BHC and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by BHC and/or failures to disclose information about BHC’s business and prospects, including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, BHC and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of BHC’s and Bausch + Lomb’s forthcoming motions to dismiss, while instructing BHC to provide certain notice to plaintiffs of the intended completion of a future potential distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, BHC and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss.
Both BHC and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.

California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. BHC filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested that the court afford it 60 days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction, whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which the LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023, which was granted. Following the entry of a preliminary injunction applicable to this case, which was extended until August 26, 2023, the Ninth Circuit extended the stay to June 15, 2023. On June 22, 2023, J&J/LTL filed a status report requesting the stay be extended to August 26, 2023, consistent with the extension of the preliminary injunction by the bankruptcy court. The Ninth Circuit has not yet acted on that request.
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
BHC and Bausch Health US dispute the claims against them, and this lawsuit will be defended vigorously.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas' summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021.The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying Bausch Health Americas’ motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
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
Patent Litigation against Certain Ocuvite® and PreserVision®
On June 22, 2021, ZeaVision filed a complaint for patent infringement against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS). On June 29, 2021, ZeaVision amended its complaint to assert a second patent against certain of the Ocuvite® and PreserVision® products. On November 16, 2021, ZeaVision filed an additional complaint for patent infringement to assert a third patent against certain of the PreserVision® products (Case No. 4:21-cv-01352-RWS). On March 1, 2022, the cases were consolidated. On March 10, 2022, the court granted Bausch + Lomb’s motion to stay all proceedings pending inter partes review. On July 8, 2022, ZeaVision filed a motion to partially lift the stay to allow Case No. 4:21-cv-00739-RWS to proceed, and this motion was denied. On April 18, 2023, the Court ordered all proceedings stayed pending inter partes review of the patents-in-suit. The Company disputes the claims and intends to vigorously defend this matter.
Lumify® Paragraph IV Proceedings
On August 16, 2021, B&L Inc. received a Notice of Paragraph IV Certification from Slayback Pharma LLC (“Slayback”), in which Slayback asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Slayback’s generic drops, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Slayback. B&L Inc., through its affiliate Bausch + Lomb Ireland Limited, exclusively licenses the Lumify Patents (as defined below) from Eye Therapies, LLC (“Eye Therapies”). On September 10, 2021, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Slayback pursuant to the Hatch-Waxman Act, alleging infringement by Slayback of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Slayback ANDA. Since then, U.S. Patent No. 9,259,425 has been dismissed from the case.
On January 20, 2022, B&L Inc. received a Notice of Paragraph IV Certification from Lupin Ltd. (“Lupin”), in which Lupin asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops (the “Lumify Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Lupin’s generic brimonidine tartrate solution, for which its ANDA No. 216716 has been filed by

Lupin. On February 2, 2022, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Lupin pursuant to the Hatch-Waxman Act, alleging patent infringement by Lupin of one or more claims of the Lumify Patents, thereby triggering a 30-month stay of the approval of the Lupin ANDA. Since then, U.S. Patent No. 9,259,425 has been dismissed from the case.
On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable. This decision has been appealed to the United States Court of Appeals for the Federal Circuit and is ongoing. Additionally, an additional patent (US. Patent No. 11,596,600) has been listed in the Orange Book related to Lumify®, and lawsuits have been filed against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. and Lupin, respectively. Those cases have been consolidated and are ongoing in the District of New Jersey, with no trial date set.
Bausch + Lomb remains confident in the strength of the Lumify® related patents and B&L Inc. intends to vigorously defend its intellectual property.
In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, the Company has commenced ongoing infringement proceedings against a potential generic competitor in the U.S.
18.SEGMENT INFORMATION
Reportable Segments
The Company’s CEO, who is the Company’s Chief Operating Decision Maker, manages the business through operating and reportable segments consistent with how the Company’s CEO: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. The Company operates in the following reportable segments which are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical.
•The Vision Care segment consists of: (i) sales of contact lenses that span the spectrum of wearing modalities, including daily disposable and frequently replaced contact lenses, and (ii) sales of contact lens care products and OTC eye drops, eye vitamins and mineral supplements that address various conditions, including eye allergies, conjunctivitis and dry eye.
•The Pharmaceuticals segment consists of sales of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and the treatment of a number of eye conditions, such as glaucoma, ocular hypertension and retinal diseases.
•The Surgical segment consists of sales of medical devices and technologies for the treatment of cataracts, cornea, vitreous and retinal eye conditions and includes IOLs and delivery systems, phacoemulsification and vitrectomy equipment and other surgical instruments and devices.
Effective in the first quarter of 2023, certain products historically included in the reported results of the Pharmaceuticals segment are now included in the reported results of the Vision Care segment and certain products included in the reported results of the Vision Care segment are now included in the reported results of the Pharmaceuticals segment. Management believes these movements are necessary in order to better align these products with the groupings of similar products. The net impact of these product movements were not material to the periods presented. Prior period presentations of segment revenues and profits have been conformed to the current segment reporting structure.
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

Segment Revenues and Profit
Segment revenues and profits for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenues:
Vision Care	$646	$588	$1,233	$1,148
Pharmaceuticals	194	169	355	324
Surgical	195	184	378	358
Total revenues	$1,035	$941	$1,966	$1,830
Segment profit:
Vision Care	$167	$145	$321	$304
Pharmaceuticals	68	52	114	92
Surgical	9	11	20	26
Total segment profit	244	208	455	422
Corporate	(128)	(89)	(275)	(182)
Amortization of intangible assets	(56)	(64)	(113)	(129)
Other expense, net	(17)	1	(26)	(1)
Operating income	43	56	41	110
Interest income	5	1	8	1
Interest expense (Note 4)	(58)	(44)	(108)	(64)
Foreign exchange and other	(9)	14	(15)	9
(Loss) income before provision for income taxes	$(19)	$27	$(74)	$56
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended June 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Pharmaceuticals	$1	$1	$133	$113	$—	$—	$134	$114
Devices	215	213	—	—	193	180	408	393
OTC	421	366	—	—	—	—	421	366
Branded and Other Generics	7	7	61	55	—	—	68	62
Other revenues	2	1	—	1	2	4	4	6
	$646	$588	$194	$169	$195	$184	$1,035	$941

	Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Pharmaceuticals	$2	$2	$240	$219	$—	$—	$242	$221
Devices	439	427	—	—	375	352	814	779
OTC	774	702	—	—	—	—	774	702
Branded and Other Generics	14	13	115	103	—	—	129	116
Other revenues	4	4	—	2	3	6	7	12
	$1,233	$1,148	$355	$324	$378	$358	$1,966	$1,830
Certain reclassifications to product categories have been made and are reflected in the table above. These reclassifications are not material.

The top ten products/franchises represented 57% and 58% of total revenues for the six months ended June 30, 2023 and 2022, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
U.S. and Puerto Rico	$466	$430	$870	$816
China	89	76	163	158
France	62	56	118	111
Japan	46	47	94	97
Germany	40	33	82	76
United Kingdom	29	27	58	54
Canada	27	24	53	46
Russia	26	30	50	47
Spain	24	22	44	41
Italy	22	21	42	41
Mexico	15	14	31	25
Poland	14	12	26	23
South Korea	12	11	23	22
Australia	11	9	21	17
Other	152	129	291	256
	$1,035	$941	$1,966	$1,830
Major Customers
No individual customer accounted for 10% or more of total revenues.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through August 2, 2023 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 22, 2023 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022.
OVERVIEW
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding (as of July 28, 2023), directly or indirectly, approximately 88.5% of the issued and outstanding common shares of Bausch + Lomb. Bausch + Lomb is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world—from the moment of birth through every phase of life. Our mission is simple, yet powerful: helping you see better, to live better. We develop, manufacture and market a range of products, primarily in the areas of eye health, which are marketed directly or indirectly in approximately 100 countries. As a fully integrated eye health business, Bausch + Lomb has an established line of contact lenses, intraocular lenses (“IOLs”) and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market.
Our comprehensive portfolio of over 400 products is built to serve our customers across the full spectrum of their eye health needs throughout their lives. Our iconic brand is built on the deep trust and loyalty of our customers established over our 170-year history. We have a significant global research, development, manufacturing and commercial footprint of approximately 13,000 employees and a presence in approximately 100 countries, extending our reach to billions of potential customers across the globe. We have long been associated with many of the most significant advances in eye health, and we believe we are well positioned to continue leading the advancement of eye health in the future.
Reportable Segments
Our portfolio of products falls into three operating and reportable segments: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical. We have found and continue to believe there is significant opportunity in these businesses and we believe our existing portfolio, commercial footprint and pipeline of product development projects position us to successfully compete in these markets and provide us with the greatest opportunity to build value for our shareholders. The following is a brief description of the Company’s segments:
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
Our consumer eye care business consists of contact lens care products, over-the-counter (“OTC”) eye drops that address various conditions, including eye allergies, conjunctivitis, dry eye, redness relief, and eye vitamins and mineral supplements. Our eye vitamin products include our PreserVision® AREDS 2 formula and other supplements, that support general eye health. Within our consumer eye care business, our lens care product portfolio includes Biotrue® and Renu® multipurpose solutions and Boston® cleaning and conditioning solutions, our eye drops include LUMIFY®, Soothe®, Artelac®, Alaway® and Mioclear™ and our Eye Vitamins include PreserVision® and Ocuvite®.
The Pharmaceuticals segment—consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases. Key proprietary pharmaceutical brands are VYZULTA®, Lotemax®, Prolensa® and Minims®. Effective June 30, 2023, the Company renamed its former Ophthalmic Pharmaceuticals segment to the Pharmaceuticals segment. Aside from the change in name, there were no other changes made to this segment.
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
Initial Public Offering and Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, our parent company, BHC, announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). In January 2022, BHC completed the internal organizational design and structure of our new eye health entity. The next step in the Separation was an initial public offering of the common shares of Bausch + Lomb. The registration statement related to the initial public offering of Bausch + Lomb (the “B+L IPO”) was declared effective on May 5, 2022, and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its Canadian base PREP prospectus on May 5, 2022. Prior to the completion of the B+L IPO, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, a wholly owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount) pursuant to the Bausch + Lomb prospectus. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares of Bausch + Lomb to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. The Selling Shareholder received all net proceeds from the B+L IPO. As of July 28, 2023, BHC directly or indirectly held 310,449,643 issued and outstanding common shares of Bausch + Lomb, which represented approximately 88.5% of our common shares.
The completion of the full Separation of Bausch + Lomb is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals and other factors, and is subject to various risk factors relating to the Separation. We understand that BHC continues to believe that completing the B+L Separation makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including the effect of the lawsuit filed against Norwich Pharmaceuticals Inc.
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
We believe our eye health knowledge and insights allow us to capitalize on market trends by differentiating our approach to product development, with a pipeline focused on prioritizing customer needs and actively seeking external innovation to design, develop and advance creative, ethical eye health products across our portfolio, to address unmet and evolving needs of eye care professionals, patients and consumers. Our team of approximately 850 dedicated Research and Development (“R&D”) employees is focused on advancing our pipeline and identifying new product opportunities and we believe we have a significant innovation opportunity today. We plan to develop and, where applicable, commercialize our global pipeline of over 60 projects, many of which are global projects being developed in and for multiple countries. These global and individual projects are in various stages of pre-clinical and clinical development, including new contact lenses and prescription medications for myopia, next-generation cataract equipment, premium IOLs, investigational treatments for dry eye, novel formulation for eye vitamins and preservative free formulation of eye drops, among others, that are designed to grow our portfolio and accelerate future growth.
Our internal R&D organization focuses on the development of products through robust bench testing that is designed to comply with international standards and through clinical trials. Certain key near-term pipeline products that have received a significant portion of our R&D investment in current and prior periods are listed below.
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date SiHy Daily has been launched in approximately 50 countries, under the brand names INFUSE®, ULTRA® ONE DAY and AQUALOX® ONE DAY. We plan to launch our SiHy Daily lenses into additional countries throughout 2023. In addition, we launched our first silicone hydrogel daily disposable multifocal contact lens in May 2023, and plan to launch a toric lens in 2024.
•LUMIFY® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, we have launched and acquired the right to launch Lumify® in various countries. We also have several innovative new line extension formulations under development, including Lumify® Eye Illuminations, which we expect to launch in 2023, Lumify Preservative Free, for which the New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (the “FDA”) in May 2023, and Lumify® Allergy, for which we expect to submit an NDA during 2024.
•Biotrue® – We have expanded, and continue to expand, the Biotrue® brand. Biotrue® Hydration Plus Multi-Purpose Solution was launched in the U.S. and Canada (branded as Biotrue® Advanced MPS) in 2022 and we anticipate launching Biotrue® Advanced MPS in China in the second half of 2023. In addition, certain Biotrue® branded dry eye line extensions have been developed or are currently under development, including Biotrue® Preservative Free Contact Lens Rehydrating Drops, which received FDA clearance in December 2022 and were launched in May 2023.
•MIEBOTM (perfluorohexyloctane) (formerly known as NOV03) – In December 2019, we acquired an exclusive license from Novaliq GmbH (the “Novaliq License”) for the commercialization and development in the U.S. and Canada of MIEBOTM for the treatment of the signs and symptoms of dry eye disease (“DED”). The NDA was filed with the FDA in June 2022 and was approved by the FDA on May 18, 2023. MIEBOTM is the first and only FDA-approved treatment for DED that directly targets tear evaporation. We anticipate launching MIEBOTM in the U.S. in the third quarter of 2023. We submitted the filing for Canadian approval of this product during the first quarter of 2023. We believe the addition of MIEBOTM will help build upon our strong portfolio of integrated eye health products.

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
Strategic Acquisitions and Licensing Agreements
To supplement our internal R&D initiatives and to build-out and refresh our product portfolio, we also search for opportunities to augment our pipeline through arrangements that allow us to gain access to unique products and investigational treatments, by strategically aligning ourselves with other innovative product solutions. In addition to licensing agreements, we selectively consider any acquisition that we believe aligns well with our current organization and strategic plan to help drive profitable growth and advance our mission of helping people see better to live better. Certain recent strategic acquisitions and licensing agreements that we have entered into include the following:
2023 Acquisitions
•Acquisition of XIIDRA® – On June 30, 2023, the Company announced that it had entered into a definitive agreement with Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) to acquire XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye. As part of the transaction the Company will also acquire libvatrep, an investigational compound being studied for the treatment of chronic ocular surface pain, and AcuStream® technology, an investigational device that may have the potential to facilitate precise dosing and accurate delivery of certain topical ophthalmic medications to the eye. We believe this acquisition will complement and grow our existing dry eye franchise. The transaction is expected to close by the end of 2023, subject to receipt of regulatory approval and other customary closing conditions.
•Acquisition of Blink® Product Line – In July 2023, we acquired the Blink® product line of eye and contact lens drops from Johnson & Johnson Vision, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops. We believe this acquisition will enable us to continue to grow our global OTC business.
•During January 2023, we acquired AcuFocus, Inc. ("AcuFocus"). AcuFocus is an ophthalmic medical device company that has delivered breakthrough small aperture intraocular technology to address diverse unmet needs in eye care. The IC-8® Apthera™ IOL was approved by the FDA in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. We believe that the IC-8® AptheraTM EDOF IOL will bolster our surgical portfolio by enhancing our IOL offerings, which is a strategic area of focus for the Company.
2022 Licensing Agreement and Acquisitions
•During July 2022, we entered into an exclusive European distribution agreement with Sanoculis Ltd. ("Sanoculis") for Sanoculis' Minimally Invasive Micro Sclerostomy ("MIMS®"). MIMS® is an innovative minimally invasive surgical procedure for the treatment of glaucoma. We also made an equity investment in Sanoculis as part of a Series C round of funding and have an option to acquire all of the assets of Sanoculis.
•During September 2022, we entered into an exclusive distribution agreement with Alfa Instruments s.r.l., under which Bausch + Lomb will distribute and commercialize Alfa Instruments' line of surgical intraocular dyes, Vitreocare, globally with the exception of Italy, where Alfa Instruments is based.
•During November 2022, we acquired Paragon BioTeck, Inc. (“Paragon BioTeck”), an eye-care focused drug development company, having a primary emphasis on the early detection of ocular diseases. This acquisition allows us to maximize the revenues and margins associated with Paragon BioTeck’s products, for which Bausch + Lomb had previously had commercialization rights.
•During December 2022, we acquired Total Titanium Inc., an ophthalmic microsurgical instrument and machined parts manufacturing company. We believe that this acquisition is an important step in continuing to expand our surgical portfolio as it provides us with the opportunity to increase our manufacturing capacity and more specifically bolster our position in the ophthalmic microsurgical instrumentation market.
We regularly consider further strategic licensing and acquisition opportunities, some of which could be material in size.
Investment in Our Manufacturing Facilities
As our business continues to grow, we have made and continue to make strategic investments in our infrastructure, the most significant of which are at our Waterford facility in Ireland, our Rochester facility in New York and our Lynchburg facility in Virginia, as well as certain international facilities. The continued investment in our infrastructure is in support of our recent and future product launches; to increase capacity to meet increased demand for our products; as well as to promote efficiencies, including those to enhance our supply chain and distribution capabilities in both the U.S. and international locations. Continued investment in our infrastructure remains an area of our focus and further demonstrates the growth potential we see in our products.
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
Most recently, during May 2023 the Biden administration announced a round of U.S. sanctions and export controls against Russia and Belarus in response to the ongoing war. These sanctions impact our ability to distribute our U.S. manufactured contact lenses and our U.S. surgical products to Russia and Belarus. However, in response to these sanctions, we are in the process of applying for licenses with the U.S. Department of Commerce’s Bureau of Industry and Security ("BIS") to allow us to resume the sale of the currently sanctioned products. In addition, in June 2023, the EU agreed upon another round of sanctions against Russia that include, among other key elements, new targeted sanctions against individuals and entities, an expansion of the restrictions on the sale, export and transit of certain goods and technology and additional anti-circumvention measures. To date, the challenges associated with the Russia-Ukraine War and related sanctions from the U.S., EU and elsewhere have not yet had a material impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus were approximately 3% and 4% of our total revenues for the six months ended June 30, 2023 and year ended December 31, 2022, respectively. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Impacts of COVID-19 Pandemic
As the global economy recovers from the impacts of the COVID-19 pandemic, the outbreak of the omicron variant in China in 2022 resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China. Throughout 2022, lockdowns in China impacted the demand for certain products, particularly our contact lens and consumer eye care products, as shelter in place orders limit the demand and need for the use of contact lenses and related products. Additionally, government enforced lockdowns caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. We have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes. These lockdowns in China were halted in December 2022, and, in March 2023, China reopened its borders to tourists. Our revenues in China for the six months ended June 30, 2023 and 2022 were $163 million and $158 million, respectively, representing an increase of $5 million, despite the unfavorable foreign currency impact, and we expect to continue to see gradual improvements to our revenues in China over time. However, as the impacts of global reaction to the COVID-19 pandemic remains a fluid situation, we continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in 2023 in order to timely address new issues if and when they arise. Future developments with respect to COVID-19, the reaction thereto and other governmental and/or geopolitical developments in China may impact our business and results of operations, and while we remain confident that our business in China is well-positioned to return to stable growth over time, there can be no guarantee as to the performance of our business in China for any future period.
For a further discussion of these and other COVID-19 related risks, see “Risk Factors— Risks Relating to Economic and Market Conditions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Inflation and Supply Chain
Changes in economic conditions, including, supply chain constraints, logistics challenges, labor shortages, the Russia-Ukraine War, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic, as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and may cause changes in fiscal and monetary policy, including increased interest rates. In a higher inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, the geopolitical instability and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets. As a result of these global macroeconomic conditions, including, but not limited to those caused by the Russia-Ukraine War and the COVID-19 pandemic, we have experienced inflationary pressures related to certain materials for our products. We have also been experiencing certain supply chain challenges which have caused disruptions in availability and delays in shipping, which has led to challenges in meeting end market demand, primarily within our contact lens and surgical businesses.
The supply-chain challenges have impacted our revenues and resulting margins, despite our efforts to manage these impacts through strategic pricing actions and other initiatives. While we expect these supply chain challenges to continue through 2023, the duration and extent of these challenges is uncertain and could have an adverse impact on results of operations. We will continue to monitor these inflationary and supply chain challenges and are implementing actions to help mitigate these challenges, including strategically spot buying key components of inventory. However, we are subject to price control restrictions on our prescription ophthalmology products in a number of countries in which we operate, and, as a result, our ability to raise prices in a timely fashion in anticipation of, or responding to, inflation may be limited or delayed.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024. The Inclusive Framework plan has now been agreed to by 143 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD members who have agreed to the plan, effective in 2024. On December 15, 2022, the European Union member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states are expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective on or after December 31, 2023. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules, transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. Although we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate, could have a material effect on our liability for corporate taxes and our consolidated effective tax rate. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred.
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
We continually review newly enacted and proposed U.S. federal and state legislation, as well as proposed rulemaking and guidance published by the U.S. Department of Health and Human Services, the FDA and applicable foreign governments in locations in which we operate; however, at this time, it is unclear the effect these matters may have on our businesses.
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity over the next five years, following which we anticipate generic competition of these products. Following a loss of exclusivity (“LOE”) of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales.
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
RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Revenues
Product sales	$1,031	$935	$96	$1,959	$1,818	$141
Other revenues	4	6	(2)	7	12	(5)
	1,035	941	94	1,966	1,830	136
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	417	377	40	788	723	65
Cost of other revenues	—	2	(2)	1	4	(3)
Selling, general and administrative (Note 4)	417	368	49	835	711	124
Research and development (Note 4)	85	75	10	162	152	10
Amortization of intangible assets	56	64	(8)	113	129	(16)
Other expense (income), net	17	(1)	18	26	1	25
	992	885	107	1,925	1,720	205
Operating income	43	56	(13)	41	110	(69)
Interest income	5	1	4	8	1	7
Interest expense (Note 4)	(58)	(44)	(14)	(108)	(64)	(44)
Foreign exchange and other	(9)	14	(23)	(15)	9	(24)
(Loss) income before provision for income taxes	(19)	27	(46)	(74)	56	(130)
Provision for income taxes	(10)	(20)	10	(43)	(26)	(17)
Net (loss) income	(29)	7	(36)	(117)	30	(147)
Net income attributable to noncontrolling interest	(3)	(2)	(1)	(5)	(5)	—
Net (loss) income attributable to Bausch + Lomb Corporation	$(32)	$5	$(37)	$(122)	$25	$(147)

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
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
Our revenues were $1,035 million and $941 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $94 million, or 10%. The increase was attributable to: (i) increased volumes of $84 million across each of our segments, (ii) increased net realized pricing of $28 million, primarily driven by our Vision Care segment and (iii) incremental sales attributable to acquisitions of $2 million within our Surgical segment. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies across all of our international businesses of $18 million, primarily in Asia and Europe, and (ii) the impact of divestitures and discontinuations of $2 million, driven by the discontinuation of certain products within our Surgical and Vision Care segments.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended June 30, 2023 and 2022.

	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$646	62%	$588	62%	$58	10%
Pharmaceuticals	194	19%	169	18%	25	15%
Surgical	195	19%	184	20%	11	6%
Total revenues	$1,035	100%	$941	100%	$94	10%
Beginning in the first quarter of 2023, certain products historically included in the reported results of the Pharmaceuticals segment are now included in the reported results of the Vision Care segment and certain products included in the reported results of the Vision Care segment are now included in the reported results of the Pharmaceuticals segment. The net impact of these product movements were not material to the periods presented. Prior period presentations of segment revenues and profits have been conformed to the current segment reporting structure. See Note 18, “SEGMENT INFORMATION” to the unaudited interim Condensed Consolidated Financial Statements for additional information regarding these reportable segments.
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$646	$15	$661	$588	$73	12%
Pharmaceuticals	194	2	196	169	27	16%
Surgical	195	1	196	184	12	7%
Total	$1,035	$18	$1,053	$941	$112	12%
Vision Care Segment Revenue
The Vision Care segment revenue was $646 million and $588 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $58 million, or 10%. The increase was driven by: (i) an increase in volumes of $48 million and (ii) an increase in net pricing of $26 million. These increases in volumes and pricing were across both our consumer eye care business and contact lens business. The increase in revenue was driven by higher sales of PreserVision®, Biotrue®, Artelac® and Lumify® in our consumer eye care business and SiHy Daily lenses within our contact lens business. These increases were partially offset by: (i) the unfavorable impact of foreign currencies of $15 million, primarily in Asia and Europe, and (ii) the impact of divestitures and discontinuations of $1 million, driven by the discontinuation of certain products.
Our change in volumes for the three months ended June 30, 2023 within our contact lens business was unfavorably impacted by unfulfilled orders at our Lynchburg distribution facility. During the second quarter of 2023, we put into place a system upgrade; however, we incurred disruptions during the implementation of this upgrade, which resulted in the slower than normal processing of certain orders, thereby negatively impacting our revenues for the three months ended June 30, 2023. We expect order processing to return to normal during the second half of 2023.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $194 million and $169 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $25 million, or 15%. The increase was driven by an increase in volumes of $27 million, primarily driven by opportunities from competitor supply issues within our generics business and an ongoing recovery in China due to less COVID-19 restrictions. This increase was partially offset by the unfavorable impact of foreign currencies of $2 million, primarily in Asia.
Surgical Segment Revenue
The Surgical segment revenue was $195 million and $184 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $11 million, or 6%. The increase was driven by: (i) an increase in volumes of $9 million, primarily due to increased demand of consumables and equipment, (ii) an increase in net realized pricing of $2 million, primarily driven by strategic pricing increases taken in January 2023 across certain products and (iii) incremental sales attributable to acquisitions of $2 million. These increases were partially offset by: (i) the unfavorable effect of foreign currencies of $1 million, primarily in Asia, and (ii) the impact of divestitures and discontinuations of $1 million, related to the discontinuation of a certain product.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,454	100.0%	$1,302	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	97	6.70%	83	6.40%
Returns	18	1.20%	17	1.30%
Rebates	146	10.00%	142	10.90%
Chargebacks	156	10.80%	119	9.10%
Distribution fees	6	0.40%	6	0.50%
Total provisions	423	29.10%	367	28.20%
Net product sales	1,031	70.90%	935	71.80%
Other revenues	4		6
Revenues	$1,035		$941
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 29.1% and 28.2% for the three months ended June 30, 2023 and 2022, respectively, an increase of 0.9% percentage points, and is primarily attributable to the increase in chargebacks as a percentage of revenues. Chargebacks were $156 million and $119 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $37 million. The increase in chargebacks is primarily attributable to our generics portfolio as a result of changes in product and customer mix, as well as growth in volume.
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
Cost of goods sold was $417 million and $377 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $40 million, or 11%. The increase was primarily driven by higher volumes, supply shortages resulting in increased costs, most notably in our Surgical products, and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses, partially offset by the favorable impact of foreign currencies.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $56 million, primarily driven by the increase in volumes and net realized pricing, as previously discussed, partially offset by the increase in cost of goods sold due to supply shortages, the Lynchburg system implementation disruptions, higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses and the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 40.4% and 40.3% for the three months ended June 30, 2023 and 2022, respectively, an increase of 0.1%, as the increase in volumes were mostly able to offset the supply shortages, the Lynchburg system implementation disruptions and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses.
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
SG&A expenses were $417 million and $368 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $49 million, or 13%. The increase was primarily attributable to: (i) higher compensation expenses, primarily related to dis-synergy costs associated with the Company becoming a stand-alone entity, (ii) higher professional fees, primarily related to Business Transformation Costs (as defined below), and (iii) higher selling expenses, primarily related to warehousing and distribution costs, mostly driven by inflationary pressures.

As a result of the completion of the B+L IPO, and as the Company prepares for post-Separation operations, the Company is launching certain initiatives that may result in certain changes to, and investment in, its organizational structure and operations. The Company refers to the charges related to these initiatives as "Business Transformation Costs". These costs are recorded in SG&A in the unaudited Condensed Consolidated Statements of Operations and include third-party advisory costs, as well as certain compensation-related costs associated with changes in the Company's executive officers, such as severance-related costs associated with the departure of the Company's former executives and the costs associated with the appointment of the Company's new executives.
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
R&D expenses were $85 million and $75 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $10 million, or 13%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 2 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $56 million and $64 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $8 million, or 13%, primarily due to fully amortized intangible assets no longer being amortized in 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense (income), net
Other expense (income), net for the three months ended June 30, 2023 and 2022 consists of the following:

	Three Months Ended June 30,
(in millions)	2023	2022
Restructuring, integration and separation costs	$14	$4
Acquisition-related costs	2	—
Acquisition-related contingent consideration	1	(5)
Other expense (income), net	$17	$(1)
Operating income
Operating income was $43 million and $56 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $13 million, or 23%, and primarily reflects the increase in SG&A and Other expense, partially offset by the increase in contribution, each as previously discussed.
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

The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2023 and 2022.

	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$167	26%	$145	25%	$22	15%
Pharmaceuticals	68	35%	52	31%	16	31%
Surgical	9	5%	11	6%	(2)	(18)%
Total segment profits	$244	24%	$208	22%	$36	17%
Vision Care Segment Profit
The Vision Care segment profit was $167 million and $145 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $22 million, or 15%. The increase was primarily driven by increased contribution, driven by the increases in volume and pricing, as previously discussed, partially offset by higher selling expenses across each of our businesses, primarily attributable to increased headcount and distribution costs and higher R&D expense primarily related to the Lumify® projects, as previously discussed.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $68 million and $52 million for the three months ended June 30, 2023 and 2022 respectively, an increase of $16 million, or 31%. The increase was primarily driven by increased contribution, driven by the increase in volume, as previously discussed, partially offset by higher advertising and promotional expenses, primarily as a result of increased spending in anticipation of the launch of MIEBOTM.
Surgical Segment Profit
The Surgical segment profit was $9 million and $11 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $2 million, or 18%. The decrease was primarily driven by higher advertising and promotional expenses, in support of product launches, and higher G&A expenses, partially offset by the increase in revenues, as previously discussed.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities and interest previously due on a promissory note to BHC.
Interest expense was $58 million and $44 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $14 million. The increase is primarily attributable to increased interest expense associated with the Term Facility and outstanding balance under our Revolving Credit Facility (each as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) entered into May 2022. For the three months ended June 30, 2022 interest expense included $27 million of interest attributed to the BHC Purchase Debt (as defined below). See Note 10, “CREDIT FACILITIES” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the Term Facility and the Revolving Credit Facility.
On January 1, 2022, in anticipation of the B+L IPO, Bausch + Lomb issued a $2,200 million promissory note to BHC (the “BHC Purchase Debt”) in conjunction with a legal reorganization. The BHC Purchase Debt was repaid in full on May 10, 2022. See Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany loans and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $9 million and a net gain of $14 million for the three months ended June 30, 2023 and 2022, respectively.
Income Taxes
Provision for income taxes were $10 million and $20 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $10 million. The decrease in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) changes in uncertain tax positions, (b) the reduction of certain tax attributes, (c) the filings of certain tax returns and (d) a change in the deduction for stock compensation.
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net (loss) income attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation for the three months ended June 30, 2023 was $32 million, as compared to Net income attributable to Bausch + Lomb Corporation for the three months ended June 30, 2022 of $5 million, a decrease in our results of $37 million and was primarily due to: (i) the unfavorable net change in Foreign exchange and other of $23 million, (ii) an increase in interest expense of $14 million and (iii) the decrease in our operating results of $13 million, each as previously discussed.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenues
Our revenues were $1,966 million and $1,830 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $136 million, or 7%. The increase was attributable to increases in: (i) volumes of $126 million across each of our segments, (ii) net realized pricing of $59 million, primarily driven by our Vision Care segment and (iii) incremental sales attributable to acquisitions of $4 million within our Surgical segment. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies across all of our international businesses of $49 million, primarily in Europe and Asia, and (ii) the impact of divestitures and discontinuations of $4 million, related to the discontinuation of certain products within our Surgical and Vision Care segments.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the six months ended June 30, 2023 and 2022.

	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$1,233	63%	$1,148	63%	$85	7%
Pharmaceuticals	355	18%	324	18%	31	10%
Surgical	378	19%	358	19%	20	6%
Total revenues	$1,966	100%	$1,830	100%	$136	7%
Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)
The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the six months ended June 30, 2023 and 2022. Constant Currency Revenues (non-GAAP) and Constant Currency Revenue Growth (non-GAAP) are defined in the previous section titled “Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)”.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$1,233	$35	$1,268	$1,148	$120	10%
Pharmaceuticals	355	7	362	324	38	12%
Surgical	378	7	385	358	27	8%
Total	$1,966	$49	$2,015	$1,830	$185	10%
Vision Care Segment Revenue
The Vision Care segment revenue was $1,233 million and $1,148 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $85 million, or 7%. The increase was driven by: (i) an increase in volumes of $70 million and (ii) an increase in net pricing of $51 million. These increases in volumes and pricing were across both our consumer eye care business and contact lens business. The increase in revenue was driven by higher sales of Artelac®, Lumify®, PreserVision® and Biotrue® Multi-Purpose Solution in our consumer eye care business and SiHy Daily lenses and Ultra® within our contact lens business. These increases were partially offset by: (i) the unfavorable impact of foreign currencies of

$35 million, primarily in Asia and Europe and (ii) the impact of divestitures and discontinuations of $1 million, driven by the discontinuation of certain products.
Our change in volumes for the six months ended June 30, 2023 within our contact lens business was unfavorably impacted by unfulfilled orders at our Lynchburg distribution facility. During the second quarter of 2023, we put into place a system upgrade; however, we incurred disruptions during the implementation of this upgrade, which resulted in the slower than normal processing of certain orders, thereby negatively impacting our revenues for the six months ended June 30, 2023. We expect order processing to return to normal during the second half of 2023.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $355 million and $324 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $31 million, or 10%. The increase was driven by: (i) an increase in volumes of $34 million, primarily driven by our generics business and increased demand for Vyzulta®, primarily related to certain international launches and (ii) an increase in net realized pricing of $4 million, primarily driven by strategic pricing increases taken in January 2023. These increases were partially offset by the unfavorable impact of foreign currencies of $7 million, primarily in Europe and Asia.
Surgical Segment Revenue
The Surgical segment revenue was $378 million and $358 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $20 million, or 6%. The increase was driven by: (i) an increase in volumes of $22 million, primarily due to increased demand of consumables and equipment, (ii) an increase in net realized pricing of $4 million, primarily driven by strategic pricing increases taken in January 2023 across certain products and (iii) incremental sales attributable to acquisitions of $4 million. These increases were partially offset by: (i) the unfavorable effect of foreign currencies of $7 million, primarily in Europe and Asia, and (ii) the impact of divestitures and discontinuations of $3 million, related to the discontinuation of certain products.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$2,734	100.0%	$2,505	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	180	6.60%	160	6.40%
Returns	36	1.30%	35	1.40%
Rebates	280	10.20%	270	10.80%
Chargebacks	268	9.80%	211	8.40%
Distribution fees	11	0.40%	11	0.40%
Total provisions	775	28.30%	687	27.40%
Net product sales	1,959	71.70%	1,818	72.60%
Other revenues	7		12
Revenues	$1,966		$1,830
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 28.30% and 27.40% for the six months ended June 30, 2023 and 2022, respectively, an increase of 0.9% percentage points, and is primarily attributable to the increase in chargebacks as a percentage of revenues. Chargebacks were $268 million and $211 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $57 million. The increase in chargebacks is primarily attributable to our generics portfolio as a result of changes in product and customer mix, as well as growth in volume.

Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $788 million and $723 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $65 million, or 9%. The increase was primarily driven by inflationary pressures, supply shortages, higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses and higher volumes, partially offset by the favorable impact of foreign currencies.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $76 million, primarily driven by the increase in net realized pricing and volumes, as previously discussed, partially offset by the increase in cost of goods sold due to inflation and supply shortages resulting in increased costs, most notably in our Surgical products, higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses, the Lynchburg system implementation disruptions and the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 40.2% and 39.8% for the six months ended June 30, 2023 and 2022, respectively, an increase of 0.4%, primarily attributable to inflation, supply shortages, the Lynchburg system implementation disruptions, higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses and the unfavorable impact of foreign currencies.
Selling, General and Administrative Expenses
SG&A expenses were $835 million and $711 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $124 million, or 17%. The increase was primarily attributable to: (i) higher compensation expenses, primarily related to dis-synergy costs associated with the Company becoming a stand-alone entity, (ii) higher professional fees, primarily related to Business Transformation Costs, and (iii) higher selling expenses, primarily related to warehousing and distribution costs, mostly driven by inflationary pressures. These increases in SG&A expenses were partially offset by the favorable impact of foreign currencies.
Research and Development Expenses
R&D expenses were $162 million and $152 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $10 million, or 7%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Amortization of Intangible assets was $113 million and $129 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $16 million, or 12%, primarily due to fully amortized intangible assets no longer being amortized in 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the six months ended June 30, 2023 and 2022 consists of the following:

	Six Months Ended June 30,
(in millions)	2023	2022
Restructuring, integration and separation costs	$22	$6
Acquisition-related costs	3	—
Acquisition-related contingent consideration	1	(5)
Other expense, net	$26	$1
Operating Income
Operating income for the six months ended June 30, 2023 and 2022 was $41 million and $110 million, respectively, a decrease of $69 million, or 63%, and primarily reflects the increase in SG&A and Other expense, partially offset by the increase in contribution, each as previously discussed.

Segment Profit
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the six months ended June 30, 2023 and 2022.

	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$321	26%	$304	26%	$17	6%
Pharmaceuticals	114	32%	92	28%	22	24%
Surgical	20	5%	26	7%	(6)	(23)%
Total segment profits	$455	23%	$422	23%	$33	8%
Vision Care Segment Profit
The Vision Care segment profit was $321 million and $304 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $17 million, or 6%. The increase was primarily driven by the increase in contribution, driven by the increase in revenues, as previously discussed, partially offset by increased cost of goods sold, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses. This increase in contribution was partially offset by higher selling expenses across each of our businesses, primarily attributable to increased distribution costs.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $114 million and $92 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $22 million, or 24%. The increase was primarily driven by increased contribution, mostly driven by the increase in volume, as previously discussed. This increase was partially offset by higher advertising and promotional expenses, primarily as a result of increased spending in anticipation of the launch of MIEBOTM.
Surgical Segment Profit
The Surgical segment profit was $20 million and $26 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $6 million, or 23%. The decrease was primarily driven by higher selling and G&A expenses, primarily driven by higher warehousing and distribution costs, employee headcount and compensation costs, partially offset by the increase in revenues, as previously discussed.
Non-Operating Income and Expense
Interest Expense
Interest expense was $108 million and $64 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $44 million. The increase is primarily attributable to interest associated with the Term Facility and outstanding balance under our Revolving Credit Facility (each as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) entered into May 2022. For the six months ended June 30, 2022 interest expense included $47 million of interest attributed to the BHC Purchase Debt. See Note 10, “CREDIT FACILITIES” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the Term Facility and the Revolving Credit Facility.
Foreign Exchange and Other
Foreign exchange and other was a net loss of $15 million and a net gain of $9 million for the six months ended June 30, 2023 and 2022, respectively.
Income Taxes
Provision for income taxes was $43 million and $26 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $17 million. The increase in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) the valuation allowance established in Canada, (b) the changes in uncertain tax positions, (c) the reduction of certain tax attributes (d) the filings of certain tax returns and (e) a change in the deduction for stock compensation.
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net (loss) income attributable to Bausch + Lomb Corporation

Net loss attributable to Bausch + Lomb Corporation for the six months ended June 30, 2023 was $122 million, as compared to Net income attributable to Bausch + Lomb Corporation for the six months ended June 30, 2022 of $25 million, a decrease in our results of $147 million, and was primarily due to: (i) the decrease in our operating results of $69 million, (ii) an increase in interest expense of $44 million, (iii) the unfavorable net change in Foreign exchange and other of $24 million and (iv) increase in the Provision for income taxes of $17 million, each as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2023	2022	Change
Net cash (used in) provided by operating activities	$(80)	$159	$(239)
Net cash used in investing activities	(92)	(76)	(16)
Net cash provided by financing activities	181	197	(16)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3	(11)	14
Net increase in cash and cash equivalents and restricted cash	12	269	(257)
Cash and cash equivalents and restricted cash, beginning of period	380	177	203
Cash and cash equivalents and restricted cash, end of period	$392	$446	$(54)
Operating Activities
Net cash used in operating activities was $80 million for the six months ended June 30, 2023, as compared to net cash provided by operating activities of $159 million for the six months ended June 30, 2022, a decrease of $239 million. The decrease is primarily attributable to the change in our operating assets and liabilities, due to: (i) growth in sales volumes, as previously discussed, which drove an increase in our trade receivables, (ii) the timing of payments in the ordinary course of business, (iii) costs incurred in 2023 as a stand-alone entity, such as higher SG&A expense, as previously discussed, and increased interest payments and (iv) a strategic increase in inventories.
Investing Activities
Net cash used in investing activities was $92 million and $76 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $16 million and was primarily driven by payments related to acquisitions during the six months ended June 30, 2023 of $31 million related to the acquisition of AcuFocus, as previously discussed.
Financing Activities
Net cash provided by financing activities was $181 million and $197 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $16 million. The decrease is primarily attributable to the issuance of long-term debt, net of $2,440 million, related to the Term Facility (defined below), partially offset by intercompany transactions between Bausch + Lomb and our parent company, BHC, which included: (i) Net borrowings under BHC pooled financing agreements of $31 million and (ii) Net transfers to BHC of $2,271 million, for the six months ended June 30, 2022. For further details regarding Net transfers to BHC, see Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements. This decrease was partially offset by borrowings under the Revolving Credit Facility (as defined below) of $200 million during the six months ended June 30, 2023.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as needed from our Revolving Credit Facility (as defined below), and issuances of other long-term debt, additional equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.
The global financial markets recently have undergone and may continue to experience significant volatility and disruption. The timing and sustainability of an economic recovery is uncertain and additional macroeconomic, business and financial disruptions may arise. As markets change, there can be no assurance that the challenging economic environment or a further economic downturn would not impact our liquidity or our ability to obtain future financing on reasonable terms or at all.

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
On May 10, 2022, in connection with the B+L IPO and in order to properly capitalize our business, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”) providing for a term loan of $2,500 million with a five-year term to maturity (the “Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”). The Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facility is denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2023, the principal amount outstanding under the Term Facility was $2,475 million and $2,429 million net of issuance costs. As of December 31, 2022, the principal amount outstanding under the Term Facility was $2,488 million and $2,436 million net of issuance costs. As of June 30, 2023, the Company had $200 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and remaining availability of $275 million under its Revolving Credit Facility, subject to certain customary conditions.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the Term Facility has been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at June 30, 2023 ranges from 7.43% to 7.50% per annum. In addition, we are required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. We are also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the Term Facility bear interest at a rate per annum equal to, at our option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based loans are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the Term Facility at June 30, 2023 was 8.59% per annum.
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
The amortization rate for the Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2023, the remaining mandatory quarterly amortization payments for the Term Facility were $94 million through March 2027, with the remaining term loan balance being due in May 2027.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2023 and December 31, 2022 was 8.51% and 7.84%, respectively.
Recent Financing Activities
As of August 2, 2023, the Company had $250 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and remaining availability of $225 million under its Revolving Credit Facility.
As discussed in Note 5, “ACQUISITIONS AND LICENSING AGREEMENTS”, the Company has obtained debt financing commitments for purposes of its transaction with Novartis, to acquire XIIDRA®, and intends to finance the $1,750 million up-front cash payment with a new debt issuance prior to the closing of this transaction.
Credit Ratings
As of the date of this filing, August 2, 2023, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
In addition to our working capital requirements, as of the date of this filing, August 2, 2023, we expect our primary cash requirements for the period July 1, 2023 through December 31, 2023 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $122 million and mandatory debt amortization payments of $13 million for the period July 1, 2023 through December 31, 2023 under our Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations" included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $130 million for property, plant and equipment for the period July 1, 2023 through December 31, 2023;
•Milestones—As previously discussed, we filed an NDA for MIEBOTM (formerly known as NOV03) with the FDA in June 2022. Due to the drug's approval by the FDA in May 2023, we anticipate launching MIEBOTM in the U.S. in the third quarter of 2023, upon which we expect to make a payment of $45 million, under the terms of a December 2019 agreement with Novaliq GmbH, related to the future sales associated with MIEBOTM; and
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $4 million for the period July 1, 2023 through December 31, 2023. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our audited Consolidated Financial Statements for the year ended December 31, 2022, included in our Annual Report.
Acquisition of XIIDRA®
As previously discussed, on June 30, 2023, the Company announced that it had entered into a definitive agreement with Novartis to acquire XIIDRA® and certain other ophthalmology assets. Under the terms of the agreement, the Company, through its affiliate, has agreed to make an up-front cash payment of $1,750 million, with additional payments that may become due upon achievement of future pipeline commercialization and future sales milestones. The transaction is expected to close by the end of 2023, subject to receipt of regulatory approval and other customary closing conditions. The Company has obtained debt financing commitments for purposes of this transaction and intends to finance the $1,750 million up-front cash payment with new debt prior to the closing of the transaction. See Item 1A “Risk Factors” of Part II of this Form 10-Q for additional information on the risks relating to the acquisition of XIIDRA®.
Acquisition of Blink® Product Line
In July 2023, the Company made the up-front cash payment of $107 million to Johnson & Johnson Vision in connection with the closing of the previously discussed acquisition of the Blink® product line of eye and contact lens drops.
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
Cost Savings Programs
As a result of the completion of the B+L IPO, and as the Company prepares for post-Separation operations, the Company is launching certain initiatives that may result in certain changes to, and investment in, its organizational structure and operations. The Company refers to the charges related to these initiatives as "Business Transformation Costs". These costs are recorded in SG&A in the unaudited Condensed Consolidated Statements of Operations and include third-party advisory costs, as well as certain compensation-related costs associated with changes in the Company's executive officers, such as severance-related costs associated with the departure of the Company's former executives and the costs associated with the appointment of the Company's new executives.
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
Future Licensing Payments
In the ordinary course of business, we may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products. In connection with these agreements, the Company may pay an up-front fee to secure the agreement. See Note 21, “COMMITMENTS AND CONTINGENCIES” to our audited Consolidated Financial Statements for the year ended December 31, 2022, included in our Annual Report.
OUTSTANDING SHARE DATA
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2022 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation.
The registration statement related to the B+L IPO was declared effective on May 5, 2022, and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Prior to the effectiveness of the registration statement, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, the Selling Shareholder sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters of the B+L IPO partially exercised the over-allotment option granted to them by the Selling Shareholder, and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. As of July 28, 2023, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.5% of our issued and outstanding common shares.
At July 28, 2023, we had 350,701,026 issued and outstanding common shares. In addition, as of July 28, 2023, we had outstanding approximately 8,300,000 stock options and 5,600,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 1,300,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 3,300,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; our recently-announced transaction for the acquisition of XIIDRA® and certain other assets and the anticipated timing of completion of that transaction, as well as the Company’s intention to finance the up-front payment for that transaction with new debt; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for 2023 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement (the “Credit Agreement”); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact of the evolving COVID-19 pandemic; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “schedule,” “continue,” “will,” “may,” “can,” “might,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “timeline,” “forecast,” “outlook,” “seek,” “strive,” “suggest,” “prospective,” “strategy,” “indicative,” “intend,” “ongoing,” “decrease” or “increase” and positive and negative variations thereof or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•adverse economic conditions and other macroeconomic factors, including inflation, slower growth or a potential recession, which could adversely impact our revenues, expenses and resulting margins;

•the effect of current market conditions and recessionary pressures in one or more of our markets;
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, including the potential effects and economic and future impact of that pandemic (or any resurgence thereof) and the reaction to it (including as it relates to the reinstitution of any lockdowns or other restrictions);
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
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, the impact on the spinoff transaction (and the timing thereof) of the filing by Norwich Pharmaceuticals Inc. ("Norwich") of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets and BHC's related lawsuit filed against Norwich in connection therewith (including BHC’s ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in such lawsuit), business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dis-synergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•our ability to comply with the financial and other covenants contained in our Credit Agreement and other current or future debt agreements, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the revolving credit facility under our Credit Agreement (the “Revolving Credit Facility”) and restrictions on our ability to make certain investments and other restricted payments;
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
•the risks and uncertainties relating to our recently-announced transaction for the acquisition of XIIDRA® and certain other assets, including our ability to consummate that transaction and the timing thereof, the possibility that any or all of the conditions to the consummation of the transaction may not be satisfied or waived, including failure to receive required regulatory approvals, the effect of the announcement or pendency of the transaction on our ability to maintain relationships with customers, suppliers, and other business partners, risks relating to potential diversion of management attention away from our ongoing business operations, our ability to finance the transaction as anticipated, risks relating to our increased levels of debt as a result of debt expected to be incurred to finance such acquisition and risks that we may not realize the expected benefits of the acquisition on a timely basis or at all;
•the uncertainties associated with the acquisition and launch of new products, assets and businesses (including the recently-acquired Blink® product line), including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, and the impact of competitive products and pricing, which could lead to material impairment charges;
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
•the impact of the ongoing conflict between Russia and Ukraine and the export controls, sanctions and other restrictive actions that have been or may be imposed by the United States, Canada, the EU and other countries against governmental and other entities and individuals in or associated with Russia, Belarus and parts of Ukraine, including potential impact on sales, earnings, market conditions and the ability of the Company to manage resources and historical investment in Russia;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 22, 2023, risks in Item 1A. “Risk Factors” of Part II of this Form 10-Q and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, under Item 1A. “Risk Factors”, under Item 1A. “Risk Factors” of Part II of this Form 10-Q and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's assessment of its sensitivity to market risks that affect the disclosures presented in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” of our Annual Report.
The Xiidra Acquisition may not be consummated within the anticipated timeframe, on the current terms or at all, which could prevent us from receiving the anticipated benefits from the acquisition in the anticipated timeframe or at all.
On June 30, 2023, a wholly owned subsidiary of the Company, Bausch + Lomb Ireland Limited, entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Novartis Pharma AG and Novartis Finance Corporation (together, “Novartis”) to acquire XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets from Novartis (the “Xiidra Acquisition”). The Company expects to complete the Xiidra Acquisition by the end of 2023, subject to customary closing conditions, including the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the absence of any law or judgment preventing the closing. Although the parties have agreed to use reasonable best efforts to promptly obtain the antitrust approvals required for the Xiidra Acquisition, there can be no assurance whether these clearances and approvals will be obtained in a timely manner, or at all. As a result, there is no assurance that the Xiidra Acquisition will be consummated in the anticipated timeframe or at all. In addition, the U.S. Federal Trade Commission (the “FTC”), the Antitrust Division of the U.S. Department of Justice or other applicable governmental authorities may seek to impose conditions on the completion of the Xiidra Acquisition or require changes to the terms of the Xiidra Acquisition. If we become subject to and agree to any material conditions in order to obtain any clearances or approvals required to complete the Xiidra Acquisition, we may incur additional costs and experience further diversion of management time and resources, the business we are acquiring may be adversely affected and/or the imposition of such conditions and actions taken in response thereto may reduce the anticipated benefits of the transaction. In addition, we may be required to pay a reverse termination fee of $100 million if the Purchase Agreement is terminated in certain circumstances, including as a result of certain antitrust law-related conditions.
There can be no assurance that the Xiidra Acquisition will be consummated on the current terms or on the anticipated timeline, or at all.
We may fail to realize the anticipated benefits expected from the Xiidra Acquisition.
We expect to realize certain benefits following the consummation of the Xiidra Acquisition. However, our ability to realize these anticipated benefits from the Xiidra Acquisition will depend, in part, on our ability to successfully integrate the acquired business into our current business. It is possible that the integration process following the consummation of the Xiidra Acquisition could result in the disruption of our business or the ongoing business associated with Xiidra or the pipeline assets that we are acquiring in connection with the Xiidra Acquisition. For example, suppliers, vendors, and other third parties with whom we or the acquired business do business or otherwise have relationships may experience uncertainty associated with the Xiidra Acquisition, and this uncertainty could materially affect their decisions with respect to existing or future business relationships with us while the Xiidra Acquisition is pending or with us after the Xiidra Acquisition is consummated. Integration efforts between us and the acquired business will also divert management attention and resources. For example, we expect to bring on the sales force currently supporting Xiidra as part of the Xiidra Acquisition. There can be no assurance that we will be able to integrate the existing sales force with our business, or that the actual integration of the acquired business will not result in additional and unforeseen expenses or liabilities (including those that may be assumed in connection with the Xiidra Acquisition), and, as a result, any anticipated benefits of the integration plan may not be realized. If we are not able to adequately address these challenges, we may be unable to successfully integrate Xiidra and the pipeline assets into our business, or to realize some or any of the anticipated benefits of the Xiidra Acquisition. In addition, delays encountered in the integration process could result in a failure to realize the anticipated benefits on the anticipated timeline, or at all.

In addition, the anticipated benefits we expect from the Xiidra Acquisition are subject to numerous assumptions, including assumptions derived from our diligence efforts concerning the status of and prospects for the Xiidra business and the pipeline assets. We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues of the Xiidra products or assumptions regarding our ability to successfully develop and obtain regulatory approval for the acquired pipeline assets. There are a variety of risks and uncertainties, some of which are outside of our control, which could cause actual results to differ materially from these anticipated benefits.
There can be no assurance that we will realize the anticipated benefits from the Xiidra Acquisition in the anticipated timelines, or at all.
We have expended and will continue to expend significant time and resources in connection with the Xiidra Acquisition and expect to incur material indebtedness to fund the Xiidra Acquisition.
We have expended and will continue to expend significant management time and resources and expenses related to the Xiidra Acquisition, including in connection with the consummation of such transaction and the integration of the acquired business with our business. These expenses include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and fees associated with the expected debt financing for this transaction. Many of these expenses must be paid regardless of whether the Xiidra Acquisition is consummated. Additional unanticipated costs may be incurred in the integration of the acquired business with our business. We also expect to incur material additional indebtedness to finance the Xiidra Acquisition, which indebtedness may limit our operating or financial flexibility relative to our current position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of equity securities by the Company during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

2.1
Stock and Asset Purchase Agreement by and among Bausch + Lomb Ireland Limited, Novartis Pharma AG, Novartis Finance Corporation and, for the limited purposes set forth therein, Bausch + Lomb Corporation, dated as of June 30, 2023, originally filed as Exhibit 2.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on July 7, 2023, which is incorporated by reference herein.

3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
4.1*	Description of Securities.
10.1*	Amendment to Executive Employment Agreement, dated as of June 9, 2023, by and between Bausch + Lomb Corporation and Joseph F. Gordon.††
10.2
Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, as amended and restated effective as of April 24, 2023, originally filed as Exhibit 10.3 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 3, 2023, which is incorporated by reference herein.††

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

Bausch + Lomb Corporation (Registrant)

Date:	August 2, 2023	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	August 2, 2023	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1
Stock and Asset Purchase Agreement by and among Bausch + Lomb Ireland Limited, Novartis Pharma AG, Novartis Finance Corporation and, for the limited purposes set forth therein, Bausch + Lomb Corporation, dated as of June 30, 2023, originally filed as Exhibit 2.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on July 7, 2023, which is incorporated by reference herein.

3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
4.1*	Description of Securities.
10.1*	Amendment to Executive Employment Agreement, dated as of June 9, 2023, by and between Bausch + Lomb Corporation and Joseph F. Gordon.††
10.2
Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, as amended and restated effective as of April 24, 2023, originally filed as Exhibit 10.3 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 3, 2023, which is incorporated by reference herein.††

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