Form 10-Q
period 2023-09-30
Bausch & Lomb Corp
filed 2023-11-01
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 350,855,769 shares outstanding as of October 27, 2023.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Form 10-Q”) to the “Company”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2023.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; our recently consummated acquisition of XIIDRA® and certain other ophthalmology assets; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for the remainder of 2023 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement, as recently amended, (the “Amended Credit Agreement”) and in the indenture governing our October 2028 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact of the evolving COVID-19 pandemic; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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

•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, including the potential effects and economic and future impact of that pandemic (or any resurgence thereof) or another pandemic and the reaction to such pandemic (including as it relates to the reinstitution of any lockdowns or other restrictions);
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
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, the impact on the spinoff transaction (and the timing thereof) of the filing by Norwich Pharmaceuticals Inc. ("Norwich") of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets and BHC's related lawsuit filed against Norwich in connection therewith (including BHC’s ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in such lawsuit), business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the structure of the spinoff transaction and related distribution, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dis-synergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•our ability to comply with the financial and other covenants contained in our Amended Credit Agreement, the indenture governing our October 2028 Secured Notes and other current or future debt agreements, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the revolving credit facility under our Amended Credit Agreement (the “Revolving Credit Facility”) and restrictions on our ability to make certain investments and other restricted payments;
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
•the risks and uncertainties relating to our recently-consummated acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”), including our ability to effectively and efficiently integrate the acquired XIIDRA® product, pipeline products, transferred sales force and other assets into our existing business, risks that such integration efforts will potentially divert the efforts and attention of management and other employees away from our ongoing business operations, the effect of the transaction on our ability to maintain relationships with customers, suppliers, and other business partners, risks relating to our increased levels of debt as a result of debt incurred to finance such acquisition and risks that we may not realize the expected benefits of the acquisition on a timely basis or at all;
•the possibility that the unaudited pro forma financial information included in this Form 10-Q may not necessarily be indicative of what the consolidated results of operations would have been had the XIIDRA Acquisition been completed on January 1, 2022 and may differ materially from the future results of operations of the combined company;
•the uncertainties associated with the acquisition and launch of new products, assets and businesses (including the recently-acquired XIIDRA® product and Blink® product line), including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, the failure to obtain required regulatory approvals, clearances or authorizations, and the impact of competitive products and pricing, which could lead to material impairment charges;
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
•the implementation of the new U.S. federal corporate alternative minimum tax (the “CAMT”) under the recently enacted Inflation Reduction Act (the “IRA”) and any future guidance with respect to the interpretation and application of the CAMT, as well as the impact of the other changes made under the IRA;
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
•the impact of the recent escalation in conflict in the Middle East, including attacks on Israel by Hamas and any related military conflict, including potential impact on our operations, sale of products and revenues in this region;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 22, 2023, risks in Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed on August 2, 2023 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, under Item 1A. “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed on August 2, 2023, under Item 1A. “Risk Factors” of Part II and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$355	$354
Restricted cash	5	26
Trade receivables, net (Note 4)	783	724
Inventories, net	754	628
Prepaid expenses and other current assets (Note 4)	567	405
Total current assets	2,464	2,137
Property, plant and equipment, net	1,284	1,300
Intangible assets, net	3,662	2,058
Goodwill	4,526	4,507
Deferred tax assets, net	920	927
Other non-current assets (Note 4)	212	215
Total assets	$13,068	$11,144
Liabilities
Current liabilities:
Accounts payable (Note 4)	$364	$370
Accrued and other current liabilities	992	901
Current portion of long-term debt	30	25
Total current liabilities	1,386	1,296
Deferred tax liabilities, net	11	7
Other non-current liabilities	353	329
Long-term debt	4,435	2,411
Total liabilities	6,185	4,043
Commitments and contingencies (Note 17)
Equity
Common shares, no par value, unlimited shares authorized, 350,824,535 and 350,000,749 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	8,334	8,285
Accumulated (deficit) earnings	(200)	6
Accumulated other comprehensive loss	(1,317)	(1,258)
Total Bausch + Lomb Corporation shareholders’ equity	6,817	7,033
Noncontrolling interest	66	68
Total equity	6,883	7,101
Total liabilities and equity	$13,068	$11,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Product sales	$1,004	$937	$2,963	$2,755
Other revenues	3	5	10	17
	1,007	942	2,973	2,772
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	391	370	1,179	1,093
Cost of other revenues	1	2	2	6
Selling, general and administrative (Note 4)	418	381	1,253	1,092
Research and development (Note 4)	82	77	244	229
Amortization of intangible assets	47	59	160	188
Other expense, net	28	7	54	8
	967	896	2,892	2,616
Operating income	40	46	81	156
Interest income	4	2	12	3
Interest expense (Note 4)	(76)	(35)	(184)	(99)
Foreign exchange and other	(3)	6	(18)	15
(Loss) income before provision for income taxes	(35)	19	(109)	75
Provision for income taxes	(45)	(34)	(88)	(60)
Net (loss) income	(80)	(15)	(197)	15
Net income attributable to noncontrolling interest	(4)	(3)	(9)	(8)
Net (loss) income attributable to Bausch + Lomb Corporation	$(84)	$(18)	$(206)	$7

Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation	$(0.24)	$(0.05)	$(0.59)	$0.02

Basic weighted-average common shares	350.8	350.0	350.4	350.0

Diluted weighted-average common shares	350.8	350.0	350.4	350.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(80)	$(15)	$(197)	$15
Other comprehensive loss
Foreign currency translation adjustment	(70)	(169)	(59)	(351)
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	(1)	(2)	(4)
Other comprehensive loss	(71)	(170)	(61)	(355)
Comprehensive loss	(151)	(185)	(258)	(340)
Comprehensive income attributable to noncontrolling interest	(3)	(2)	(7)	(4)
Comprehensive loss attributable to Bausch + Lomb Corporation	$(154)	$(187)	$(265)	$(344)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			BHC Investment	Additional Paid in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended September 30, 2023
Balances, July 1, 2023	350.5	$—	$—	$8,321	$(116)	$(1,247)	$6,958	$72	$7,030
Common shares issued under share-based compensation plans	0.3	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	16	—	—	16	—	16
Employee withholding taxes related to share-based awards	—	—	—	(3)	—	—	(3)	—	(3)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	—	(84)	—	(84)	4	(80)
Other comprehensive loss	—	—	—	—	—	(70)	(70)	(1)	(71)
Balances, September 30, 2023	350.8	$—	$—	$8,334	$(200)	$(1,317)	$6,817	$66	$6,883

	Three Months Ended September 30, 2022
Balances, July 1, 2022	350.0	$—	$—	$8,088	$25	$(1,217)	$6,896	$75	$6,971
Net distributions to BHC and affiliates (Note 4)	—	—	—	2	—	—	2	—	2
Noncontrolling interest distributions	—	—	—	—	—	—	—	(11)	(11)
Share-based compensation	—	—	—	18	—	—	18	—	18
Net (loss) income	—	—	—	—	(18)	—	(18)	3	(15)
Other comprehensive loss	—	—	—	—	—	(169)	(169)	(1)	(170)
Balances, September 30, 2022	350.0	$—	$—	$8,108	$7	$(1,386)	$6,729	$66	$6,795

	Nine Months Ended September 30, 2023
Balances, January 1, 2023	350.0	$—	$—	$8,285	$6	$(1,258)	$7,033	$68	$7,101
Common shares issued under share-based compensation plans	0.8	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	58	—	—	58	—	58
Employee withholding taxes related to share-based awards	—	—	—	(9)	—	—	(9)	—	(9)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	—	(206)	—	(206)	9	(197)
Other comprehensive loss	—	—	—	—	—	(59)	(59)	(2)	(61)
Balances, September 30, 2023	350.8	$—	$—	$8,334	$(200)	$(1,317)	$6,817	$66	$6,883

	Nine Months Ended September 30, 2022
Balances, January 1, 2022	—	$—	$10,364	$—	$—	$(1,035)	$9,329	$73	$9,402
Issuance of common shares (Note 16)	350.0	—	(8,164)	8,164	—	—	—	—	—
Issuance of BHC Purchase Debt (Note 4)	—	—	(2,200)	—	—	—	(2,200)	—	(2,200)
Net distributions to BHC and affiliates (Note 4)	—	—	—	(85)	—	—	(85)	—	(85)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(11)	(11)
Share-based compensation	—	—	—	29	—	—	29	—	29
Net income	—	—	—	—	7	—	7	8	15
Other comprehensive loss	—	—	—	—	—	(351)	(351)	(4)	(355)
Balances, September 30, 2022	350.0	$—	$—	$8,108	$7	$(1,386)	$6,729	$66	$6,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(197)	$15
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	266	286
Amortization and write-off of debt premiums, discounts and issuance costs	25	5
Asset impairments	—	1
Allowances for losses on trade receivables and inventories	13	20
Deferred income taxes	(9)	(39)
Additions (payments) of accrued legal settlements	2	(4)
Share-based compensation	58	45
Foreign exchange gain (loss)	11	(10)
Gain excluded from hedge effectiveness	(10)	(3)
Other	(4)	(23)
Changes in operating assets and liabilities:
Trade receivables	(82)	(68)
Inventories	(144)	(108)
Prepaid expenses and other current assets	(18)	(10)
Accounts payable, accrued and other liabilities	57	79
Net cash (used in) provided by operating activities	(32)	186
Cash Flows From Investing Activities
Acquisitions and other investments	(1,892)	(5)
Purchases of property, plant and equipment	(97)	(125)
Purchases of marketable securities	(13)	(15)
Proceeds from sale of marketable securities	14	20
Proceeds from sale of assets and businesses, net of costs to sell	1	—
Interest settlements from cross-currency swaps	13	—
Net cash used in investing activities	(1,974)	(125)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	2,180	2,440
Repayments of debt	(154)	(6)
Payment of employee withholding taxes related to share-based awards	(9)	—
Payments of financing costs	(16)	(3)
Payments of noncontrolling interest distributions	(9)	(11)
Net borrowings under BHC pooled financing arrangements (Note 4)	—	31
Net transfers to BHC (Note 4)	—	(2,363)
Net cash provided by financing activities	1,992	88
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6)	(29)
Net (decrease) increase in cash and cash equivalents and restricted cash	(20)	120
Cash and cash equivalents and restricted cash, beginning of period	380	177
Cash and cash equivalents and restricted cash, end of period	$360	$297

Non-cash Investing and Financing Activities
Accrued purchases of property, plant and equipment	$34	$18
Issuance of BHC Purchase Debt (Note 4)	$—	$2,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Pharmaceuticals segment which consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables, instruments and technologies for the treatment of cataracts, corneal and vitreous and retinal eye conditions, which includes intraocular lenses (“IOLs”) and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for ophthalmic surgery. Effective June 30, 2023, the Company renamed its former Ophthalmic Pharmaceuticals segment to the Pharmaceuticals segment. Aside from the change in name, there were no other changes made to this segment at that time. See Note 18, “SEGMENT INFORMATION” for additional information regarding these reportable segments. Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.5% of the issued and outstanding common shares of Bausch + Lomb as of October 27, 2023.
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
The registration statement related to the initial public offering (the “IPO”) of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its Canadian base PREP prospectus on May 5, 2022. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. On May 10, 2022, a wholly-owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount), pursuant to the Bausch + Lomb prospectuses. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO price less underwriting commissions. On May 31, 2022, the underwriters for the B+L IPO partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. The Selling Shareholder received all net proceeds from the B+L IPO and the partial exercise of the over-allotment option by the underwriters. As of October 27, 2023, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.5% of the issued and outstanding common shares of Bausch + Lomb.
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
Use of Estimates
In preparing the Company’s Condensed Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of the impacts that certain global macroeconomic conditions, including, but not limited to, those related to inflation and supply chain, will have on the Company's operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of finite-lived intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants, reporting unit fair values for testing goodwill for impairment; acquisition-related contingent consideration liabilities; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; the fair value of cross-currency swaps; and the fair value of foreign currency exchange contracts. Prior to the B+L IPO, significant estimates made by management also included the related allocations described in the basis of presentation.
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
The extent to which certain global macroeconomic conditions, including, but not limited to, those related to inflation and supply chain, may continue to impact the Company’s business, financial condition, cash flows and results of operations, in particular, will depend on future developments which are highly uncertain and many of which are outside the Company’s control. The Company has assessed the possible effects and outcomes of these macroeconomic conditions on, among other things, its supply chain, customers and distributors, discounts and rebates, employee base, product sustainability, research and development efforts, product pipeline and consumer demand and currently believes that its estimates are reasonable.

Out of Period Adjustments
During the preparation of the Condensed Consolidated Financial Statements for the three months ended March 31, 2022, management identified immaterial prior period accounting misstatements related to the income tax impact of unrealized gains and losses of the Company’s pension and postretirement benefit plan, which are included in Other comprehensive loss in the Condensed Consolidated Statement of Comprehensive Income and related to the impact of deferred taxes on the Condensed Consolidated Statement of Cash Flows. The misstatements resulted in an overstatement of Other comprehensive loss and of Net cash provided by operating activities of $6 million and an overstatement of Net cash used in financing activities of $6 million for the nine months ended September 30, 2021 and in an understatement of $10 million of Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet as of December 31, 2021. Bausch + Lomb recorded out of period corrections for the misstatements during the nine months ended September 30, 2022, resulting in an out of period unrealized loss of $10 million, reflected in the Pension and postretirement benefit plan adjustments, net of income taxes caption of its Condensed Consolidated Statements of Comprehensive Loss. The out of period correction also resulted in a decrease in the Deferred income taxes caption and an offsetting increase in the Net Transfers to BHC caption of its Condensed Consolidated Statement of Cash Flows of $10 million for the nine months ended September 30, 2022.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three months ended September 30, 2023.
3.REVENUE RECOGNITION
Revenue Recognition
The Company’s revenues are primarily generated from product sales in the therapeutic areas of eye health that consist of: (i) branded prescription eye-medications and pharmaceuticals, (ii) generic and branded generic prescription eye medications and pharmaceuticals, (iii) OTC vitamin and supplement products and (iv) medical devices (contact lenses, IOLs and ophthalmic surgical equipment). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 18, “SEGMENT INFORMATION” for the disaggregation of revenues.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2023	$146	$59	$188	$73	$18	$484
Current period provision	272	58	415	402	18	1,165
Payments and credits	(281)	(51)	(419)	(418)	(11)	(1,180)
Reserve balance, September 30, 2023	$137	$66	$184	$57	$25	$469
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $41 million and $35 million as of September 30, 2023 and January 1, 2023, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets.

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

The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Balance, beginning of period	$22	$16
Provision	3	2
Write-offs	(2)	(2)
Foreign exchange and other	(1)	2
Balance, end of period	$22	$18
4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. Accordingly, certain corporate and shared costs prior to May 10, 2022 were allocated to Bausch + Lomb and reflected as expenses in the unaudited Condensed Consolidated Financial Statements. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. However, as of October 27, 2023, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.5% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Allocated Centralized Costs Prior to May 10, 2022
Prior to May 10, 2022, the unaudited Condensed Consolidated Financial Statements have been prepared on a standalone basis and were derived from the unaudited consolidated financial statements and accounting records of BHC. BHC incurred significant corporate costs for services it provided to Bausch + Lomb, as well as to other BHC businesses. The allocated corporate and shared costs to Bausch + Lomb for the nine months ended September 30, 2023 and 2022 were $0 and $76 million, respectively. The allocated corporate and shared costs to Bausch + Lomb are included in Cost of goods sold (excluding amortization and impairments of intangible assets), Selling, general and administrative ("SG&A") and Research and development in the Condensed Consolidated Statements of Operations. All such amounts have been deemed to have been incurred and settled by Bausch + Lomb in the period in which the costs were recorded and are included in Additional paid-in capital during the nine months ended September 30, 2022.
In the opinion of management of BHC and Bausch + Lomb, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by Bausch + Lomb during the nine months ended September 30, 2022. The amounts that would have been, or will be, incurred on a standalone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Accounts Receivable and Payable
Certain related party transactions between Bausch + Lomb and BHC have been included in Additional paid-in capital during the nine months ended September 30, 2022 when the related party transactions were not settled in cash.
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $34 million and $53 million as of September 30, 2023 and December 31, 2022, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $69 million and $102 million as of September 30, 2023 and December 31, 2022, respectively, of which $57 million and $90 million are included within Prepaid expenses and other current assets and $12 million and $12 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
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
Net Transfers to BHC
The total effect of the settlement of related party transactions is reflected as a financing activity in the Condensed Consolidated Statements of Cash Flows. The components of the Net transfers to BHC for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Cash pooling and general financing activities	$—	$2	$—	$(227)
Corporate allocations	—	—	—	76
Benefit from income taxes	—	—	—	66
Total net transfers to BHC (as reflected in Net distributions to BHC and affiliates in the Condensed Consolidated Statements of Equity)	$—	$2	—	(85)
Payment of BHC Purchase Debt			—	(2,200)
Share-based compensation			—	(16)
Other, net			—	(62)
Net transfers to BHC (as reflected in the Condensed Consolidated Statements of Cash Flows)			$—	$(2,363)
Repayment of BHC Purchase Debt and Return of Capital
On January 1, 2022, in anticipation of the B+L IPO, Bausch + Lomb issued a $2,200 million promissory note to BHC (the “BHC Purchase Debt”) in conjunction with a legal reorganization. On May 10, 2022, Bausch + Lomb made payments to BHC of: (i) $2,200 million in full satisfaction of the BHC Purchase Debt and (ii) $229 million in return of capital using the proceeds from the May 2027 Term Facility (as defined in Note 10, “FINANCING ARRANGEMENTS”) and cash on hand. Included in Interest expense in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 was $47 million of interest attributed to the BHC Purchase Debt.
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
Charges incurred related to the above agreements were $2 million and $6 million for the nine months ended September 30, 2023 and 2022, respectively, and are primarily reflected within SG&A in the Condensed Consolidated Statements of Operations.
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
2023 Acquisitions
Acquisition of XIIDRA®
On June 30, 2023, a wholly owned subsidiary of the Company, Bausch + Lomb Ireland Limited, entered into a Stock and Asset Purchase Agreement (the “Acquisition Agreement”) with Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) and, solely for purposes of guaranteeing certain obligations of the acquiring entity under the Acquisition Agreement, the Company, to acquire XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets (the “XIIDRA Acquisition”).
On September 29, 2023, under the terms of the Acquisition Agreement, the Company, through its affiliate, consummated the XIIDRA Acquisition for: (i) an up-front cash payment of $1,750 million, (ii) the assumption of certain pre-existing milestone payments and (iii) potential future milestone obligations of up to $750 million, as discussed below. The strategic XIIDRA Acquisition is expected to complement Bausch + Lomb’s existing dry eye franchise that includes eye and contact lens drops from the Company’s consumer brand franchises and novel treatments within its pharmaceutical business, such as MIEBO™ (perfluorohexyloctane ophthalmic solution). The assets acquired and liabilities assumed are included within the Company's Pharmaceuticals segment.
The XIIDRA Acquisition has been accounted for as a business combination under the acquisition method of accounting. The estimated aggregate acquisition consideration of approximately $1,753 million is calculated as follows:

(in millions)
Cash consideration paid to Novartis at closing, per Acquisition Agreement	$1,750
Estimated fair value of contingent consideration	3
Preliminary aggregate purchase consideration	$1,753
The up-front cash payment of $1,750 million was paid on September 29, 2023, using the proceeds received from the issuance of the October 2028 Secured Notes and the establishment of the September 2028 Term Facility, each as defined and further discussed in Note 10, “FINANCING ARRANGEMENTS”.
Contingent consideration included as part of the consideration relates to potential future milestone obligations of up to $750 million, including: (i) up to $475 million in cash payable upon the achievement of specified commercialization and sales milestones for certain pipeline products and (ii) up to $275 million in cash payable upon the achievement of specified sales milestones for XIIDRA®. The fair value of the contingent consideration recognized on the acquisition date of $3 million was estimated by using the inputs disclosed in Note 6, “FAIR VALUE MEASUREMENTS”. The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value.
Assets Acquired and Liabilities Assumed
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the XIIDRA Acquisition as of the acquisition date:

(in millions)
Intangible assets, net	$1,595
Prepaid expenses and other current assets	167
Accrued and other current liabilities	(1)
Other non-current liabilities	(31)
Total identifiable net assets	1,730
Goodwill	23
Total fair value of consideration transferred	$1,753
The fair value of the identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of the expected future cash flows. The intangible assets acquired, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Product brands	$1,590	8.75
Acquired in-process research and development intangible asset	5	N/A
Total Intangible assets, net	$1,595
Prepaid expenses and other current assets associated with the XIIDRA Acquisition represents the terms of an interim contract to purchase inventory, as embedded within the agreements associated with the XIIDRA Acquisition. The favorable contract will be released to Cost of goods sold (excluding amortization and impairments of intangible assets) as the Company acquires inventory from Novartis. The balance of this favorable contract will be fully released to the Condensed Consolidated Statements of Operations over an assumed inventory turnover cycle of approximately two years.
Other non-current liabilities associated with the XIIDRA Acquisition represent the fair value of the historical contingent consideration liability assumed from Novartis by the Company as a part of the XIIDRA Acquisition. The fair value of the assumed contingent consideration recognized on the acquisition date was $31 million and was estimated by using a discount rate of 11%. The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities.
Goodwill associated with the XIIDRA Acquisition represents the workforce acquired, as well as future operating efficiencies and cost savings. Substantially all of the goodwill associated with the XIIDRA Acquisition is deductible for income tax purposes.
The valuation of the assets acquired and liabilities assumed, as part of the XIIDRA Acquisition, has not yet been finalized as of September 30, 2023. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary valuations. The primary areas that could be subject to change relate to the finalization of the valuation of intangible assets, prepaid expenses and other current assets, other non-current liabilities and Goodwill. The Company will finalize these amounts no later than one year from the acquisition date.
Revenue and Operating Results
Revenues and operating results associated with the XIIDRA Acquisition from the date of acquisition through September 30, 2023 were not material.

Pro Forma Financial Information
The following table presents the unaudited pro forma condensed combined results of the Company and the acquired assets for the three and nine months ended September 30, 2023 and 2022 as if the XIIDRA Acquisition, and the related financing, had occurred on January 1, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues	$1,071	$1,051	$3,222	$3,114
Net loss attributable to Bausch + Lomb Corporation	$(168)	$(94)	$(425)	$(244)
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and the acquired assets. In order to reflect the occurrence of the acquisition on January 1, 2022 as required, the unaudited pro forma financial information includes adjustments to reflect incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired, the incremental cost of products sold related to the fair value adjustments associated with the terms of an interim contract to purchase inventory, as embedded within the agreements associated with the XIIDRA Acquisition, elimination of historical impairments and accretion expenses related to historical contingent considerations recorded by Novartis, the recording of new/assumed contingent consideration accretion expense, the additional interest expense associated with the issuance of debt to finance the acquisition and the tax impact of each of the aforementioned adjustments. Included in the B+L Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 are: (i) acquisition-related transaction costs, included within Other expense, net, of $14 million, which are directly related to the XIIDRA Acquisition, and include expenditures for representation and warranty insurance premiums, legal, valuation, accounting and other similar professional services and (ii) acquisition-related financing costs, included within Interest expense, of $16 million, which are directly related to the XIIDRA Acquisition, and include expenditures for certain upfront financing commitment costs related to debt financing commitments in place prior to the XIIDRA Acquisition, the issuance of the October 2028 Secured Notes and the establishment of the September 2028 Term Facility, each as defined and further discussed in Note 10, “FINANCING ARRANGEMENTS”. These acquisition-related transaction and financing costs are reflected in pro forma Net loss attributable to Bausch + Lomb Corporation, in the table above, for the nine months ended September 30, 2022.
The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the XIIDRA Acquisition been completed on January 1, 2022. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
Acquisition of Blink® Product Line
On July 6, 2023, the Company announced that it had consummated a transaction with Johnson & Johnson Vision, pursuant to which the Company, through an affiliate, had acquired the Blink® product line of eye and contact lens drops, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops. This acquisition was made by the Company to continue to grow its global over-the-counter business. Under the terms of the purchase agreement, the Company, through an affiliate, acquired the Blink® product line of eye and contact lens drops for an up-front cash payment of $107 million, which was paid on the closing of the transaction in early July 2023. The acquired assets are included within the Company's Vision Care segment.
The Company accounted for the transaction as an asset acquisition. The acquired assets consist of inventory and intangible assets. The intangible assets acquired, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Corporate brands	$72	12
Product brands	12	10
Technology and other	6	9
Total Intangible assets, net	$90

Acquisition of AcuFocus, Inc.
On January 17, 2023, the Company acquired AcuFocus, Inc. ("AcuFocus") for an up-front payment of $35 million, $31 million of which was paid in January 2023 with the remaining purchase price to be paid within 18 months following the date of the transaction, less any amounts that are the subject of any indemnification claims. AcuFocus is an ophthalmic medical device company. The acquisition was made by the Company to acquire breakthrough small aperture intraocular technology for certain cataract patients. The AcuFocus business is included within the Surgical segment. Supplemental pro forma information related to revenue and earnings for 2023 are not provided as they did not have a material impact on the Company's operations. Additional contingent payments may become due upon achievement of future sales milestones. At the time of acquisition, the acquisition-related contingent consideration liability related to this transaction was approximately $5 million, which the Company reassesses each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities.
The acquisition of AcuFocus has been accounted for as a business combination under the acquisition method of accounting as: (i) substantially all the fair value of the assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets and (ii) substantive inputs and processes were acquired to contribute to the creation of outputs. As a result of this transaction, recorded within the Condensed Consolidated Balance Sheets are Inventories, net of $4 million, Prepaid expenses and other current assets of $4 million, Intangible assets, net of $28 million, Goodwill of $2 million, Deferred tax assets, net of $2 million, Property, plant and equipment, net of $1 million, Accounts payable of $1 million and Accrued and other current liabilities of $1 million. Since the date of acquisition, adjustments made during the measurement process have included a decrease of $6 million to Deferred tax assets, net with an offset to Goodwill.
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

	September 30, 2023				December 31, 2022
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$42	$36	$6	$—	$81	$72	$9	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$5	$—	$5	$—
Liabilities:
Acquisition-related contingent consideration	$42	$—	$—	$42	$4	$—	$—	$4
Foreign currency exchange contracts	$1	$—	$1	$—	$2	$—	$2	$—
Cross-currency swaps	$44	$—	$44	$—	$39	$—	$39	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the nine months ended September 30, 2023 and 2022.

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
The assets and liabilities associated with the Company's cross-currency swaps as included in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 are as follows:

(in millions)	September 30, 2023	December 31, 2022
Other non-current liabilities	$47	$45
Prepaid expenses and other current assets	$3	$6
Net fair value	$44	$39
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Gain (loss) recognized in Other comprehensive loss	$21	$11	$(2)	$11
Gain excluded from assessment of hedge effectiveness	$3	$3	$10	$3
Location of gain of excluded component	Interest expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company received $13 million in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of September 30, 2023, these contracts had an aggregate notional amount of $186 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 are as follows:

(in millions)	September 30, 2023	December 31, 2022
Accrued and other current liabilities	$1	$2
Prepaid expenses and other current assets	$1	$5
Net fair value	$—	$3
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in millions)	2023	2022
Loss related to changes in fair value	$(2)	$(1)
Gain (loss) related to settlements	$2	$(7)
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2023, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 11% to 28%, and a weighted average risk-adjusted discount rate of 12%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at September 30, 2023.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022:

	September 30,
(in millions)	2023		2022
Balance, beginning of period		$4		$9
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$1		$—
Fair value adjustments due to changes in estimates of future payments	(1)		(5)
Acquisition-related contingent consideration adjustments		—		(5)
Additions (Note 5)		38		—
Payments/Settlements		—		—
Balance, end of period		42		4
Current portion included in Accrued and other current liabilities		4		4
Non-current portion		$38		$—
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2023 and December 31, 2022 was $4,473 million and $2,354 million, respectively, and was estimated using the quoted market prices for similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$200	$163
Work in process	66	44
Finished goods	488	421
	$754	$628

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,307	$(2,480)	$1,827	$2,650	$(2,373)	$277
Corporate brands	84	(9)	75	12	(7)	5
Product rights/patents	991	(947)	44	992	(919)	73
Technology and other	75	(62)	13	66	(61)	5
Total finite-lived intangible assets	5,457	(3,498)	1,959	3,720	(3,360)	360
Acquired in-process research and development intangible asset	5	—	5	—	—	—
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$7,160	$(3,498)	$3,662	$5,418	$(3,360)	$2,058
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
Asset impairments were not material during the nine months ended September 30, 2023 and 2022.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2023 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2023	2024	2025	2026	2027	2028	Thereafter	Total
Amortization	$80	$287	$242	$209	$206	$206	$729	$1,959
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2023 and the year ended December 31, 2022 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2022	$3,596	$675	$315	$4,586
Acquisitions (Note 5)	—	—	5	5
Foreign exchange and other	(47)	(30)	(7)	(84)
Balance, December 31, 2022	3,549	645	313	4,507
Acquisitions (Note 5)	—	23	8	31
Foreign exchange and other	(4)	(9)	1	(12)
Balance, September 30, 2023	$3,545	$659	$322	$4,526
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
September 30, 2023 Interim Goodwill Impairment Assessment
No events occurred or circumstances changed during the period from October 1, 2022 (the last time goodwill was tested for all reporting units) through September 30, 2023 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges from October 1, 2022 through September 30, 2023.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2023	December 31, 2022
Employee compensation and benefit costs	$198	$196
Product rebates	143	153
Discounts and allowances	85	85
Professional fees	74	66
Product returns	66	59
Other	426	342
	$992	$901
Under the terms of a December 2019 license agreement with Novaliq GmbH, the Company is required to make a future payment related to the first commercial sale of MIEBOTM (formerly known as NOV03). On May 18, 2023, the U.S. Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for MIEBOTM, and in anticipation of the launch of this product in the United States (which occurred in September 2023), the Company accrued the $45 million milestone payment, which is included within Other, in the table above, as of September 30, 2023.
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		September 30, 2023		December 31, 2022
(in millions)	Maturity	Principal Amount	Net of Issuance Costs	Principal Amount	Net of Issuance Costs
Senior Secured Credit Facilities
Revolving Credit Facility	May 2027	$175	$175	$—	$—
May 2027 Term Facility	May 2027	2,469	2,426	2,488	2,436
September 2028 Term Facility	September 2028	500	488	—	—
Senior Secured Notes
8.375% Secured Notes	October 2028	1,400	1,376	—	—
Total long-term debt		$4,544	4,465	$2,488	2,436
Less: Current portion of long-term debt			30		25
Non-current portion of long-term debt			$4,435		$2,411
Senior Secured Credit Facilities

On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”). Prior to the September 2023 Credit Facility Amendment (as defined below), the Credit Agreement provided for a term loan of $2,500 million with a five-year term to maturity (the “May 2027 Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”).
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the "September 2023 Credit Facility Amendment") to the Company’s existing Credit Agreement (the Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the "September 2028 Term Facility") and, together with the May 2027 Term Facility and the Revolving Credit Facility, the “Senior Secured Credit Facilities”). A portion of the proceeds from the September 2028 Term Facility and October 2028 Secured Notes (as defined below) were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 5, “ACQUISITIONS AND LICENSING AGREEMENTS”) and related acquisition and financing costs.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The May 2027 Term Facility and September 2028 Term Facility are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2023, the Company had $175 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and remaining availability of $300 million under its Revolving Credit Facility.
Borrowings under the Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate ("SOFR")-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) Canadian Dollar Offered Rate ("CDOR") or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average ("SONIA") (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based borrowings under the Revolving Credit Facility are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the May 2027 Term Facility and September 2028 Term Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at September 30, 2023 ranges from 7.67% to 7.68% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the May 2027 Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based borrowings under the May 2027 Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Term Facility at September 30, 2023 was 8.76% per annum.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at September 30, 2023 was 9.32% per annum.

Subject to certain exceptions and customary baskets set forth in the Amended Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the May 2027 Term Facility and September 2028 Term Facility under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the May 2027 Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2023, the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $88 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2023, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $24 million through June 2028, with the remaining term loan balance being due in September 2028.
Senior Secured Notes
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the "October 2028 Secured Notes"). A portion of the proceeds from the October 2028 Secured Notes, along with the proceeds of September 2028 Term Facility, were used to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis (as discussed further in Note 5, “ACQUISITIONS AND LICENSING AGREEMENTS”) and related acquisition-related transaction and financing costs. The October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2024.
The October 2028 Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the Amended Credit Agreement (the “Note Guarantors”). The October 2028 Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the Amended Credit Agreement under the terms of the indentures governing the October 2028 Secured Notes.
The October 2028 Secured Notes and the guarantees related thereto rank equally in right of repayment with all of the Company’s and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and Note Guarantors’ respective future subordinated indebtedness. The October 2028 Secured Notes and the guarantees related thereto are effectively pari passu with the Company’s and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the October 2028 Secured Notes and effectively senior to the Company’s and the Note Guarantors’ respective existing and future indebtedness that is unsecured, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the October 2028 Secured Notes are structurally subordinated to: (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the October 2028 Secured Notes and (ii) any of the Company’s debt that is secured by assets that are not collateral.
Upon the occurrence of a change in control (as defined in the indenture governing the October 2028 Secured Notes), unless the Company has exercised its right to redeem all of the notes of a series, holders of the October 2028 Secured Notes may require the Company to repurchase such holder’s notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of purchase.
The October 2028 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2025, at the redemption prices set forth in the indenture. Prior to October 1, 2025, the Company may redeem the October 2028 Secured Notes in whole or in part at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. Prior to October 1, 2025, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the October 2028 Secured Notes at a redemption price of 108.375% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption with the proceeds of one of more equity offerings.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2023 and December 31, 2022 was 8.66% and 7.84%, respectively.

Covenant Compliance
The Credit Facilities contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict Bausch + Lomb’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The Revolving Credit Facility also contains financial covenants that: (1) prior to the IG Trigger, require Bausch + Lomb to, if, as of the last day of any fiscal quarter of Bausch + Lomb (commencing with the fiscal quarter ending December 31, 2022), loans under the Revolving Credit Facility and swingline loans are outstanding in an aggregate amount greater than 40% of the total commitments in respect of the Revolving Credit Facility at such time, maintain a maximum first lien net leverage ratio of not greater than 4.50:1.00 and (2) after the IG Trigger, require Bausch + Lomb to, as of the last day of each fiscal quarter ending after the IG Trigger, (a) maintain a total leverage ratio of not greater than 4.00:1.00 (provided that such ratio will increase to 4.50:1.00 in connection with certain acquisitions for the four fiscal quarter period commencing with the quarter in which such acquisition is consummated) and (b) maintain an interest coverage ratio of not less than 3.00:1.00. The financial covenant in effect prior to the IG Trigger may be waived or amended without the consent of the term loan facility lenders and contains a customary term loan facility standstill and customary cure rights. The indenture governing the October 2028 Secured Notes also contains negative covenants and events of default that are similar to those contained in the Credit Facilities.
As of September 30, 2023, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these financial statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
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
Approximately 18,900,000 common shares were available for future grants as of September 30, 2023. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Stock options	$3	$1	$9	$3
PSUs/RSUs	13	17	49	36
Share-based compensation expense	$16	$18	$58	$39

Research and development expenses	$3	$1	$7	$5
Selling, general and administrative expenses	13	17	51	34
Share-based compensation expense	$16	$18	$58	$39
In addition to share-based compensation expense attributable to employees that are specific to Bausch + Lomb's business, share-based compensation expense also includes $0 and $6 million for the nine months ended September 30, 2023 and 2022, respectively, of allocated charges from BHC, based on revenues, related to BHC employees providing corporate services to Bausch + Lomb.

Share-based awards granted for the nine months ended September 30, 2023 and 2022 consist of:

	Nine Months Ended September 30,
	2023	2022
Stock options
Granted	3,453,000	6,455,000
Weighted-average exercise price	$18.21	$18.00
Weighted-average grant date fair value	$5.33	$4.55
RSUs
Granted	3,165,000	4,205,000
Weighted-average grant date fair value	$17.97	$17.22
TSR performance-based RSUs
Granted	1,175,000	—
Weighted-average grant date fair value	$27.65	$—
Organic Revenue Growth performance-based RSUs
Granted	142,000	—
Weighted-average grant date fair value	$17.96	$—
As of September 30, 2023, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $101 million, which will be amortized over a weighted-average period of 2.23 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss as of September 30, 2023 and as of December 31, 2022 consist of:

(in millions)	September 30, 2023	December 31, 2022
Foreign currency translation adjustment	$(1,288)	$(1,231)
Pension adjustment, net of tax	(29)	(27)
	$(1,317)	$(1,258)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the three and nine months ended September 30, 2023 and 2022 consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Product related research and development	$77	$71	$228	$212
Quality assurance	5	6	16	17
Research and development	$82	$77	$244	$229

14.OTHER EXPENSE, NET
Other expense, net for the three and nine months ended September 30, 2023 and 2022 consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Asset impairments	$—	$1	$—	$1
Restructuring, integration and separation costs	11	5	33	11
Litigation and other matters	2	—	2	—
Acquired in-process research and development costs	—	1	—	1
Acquisition-related costs	16	—	19	—
Acquisition-related contingent consideration	(1)	—	—	(5)
Other expense, net	$28	$7	$54	$8
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring and integration costs for the nine months ended September 30, 2023 and 2022 were $32 million and $4 million, respectively and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
In connection with the Separation, the Company has incurred and will continue to incur additional costs associated with activities taken to separate the Bausch + Lomb business from the remainder of BHC. Separation costs are incremental costs directly related to the Separation, and include but are not limited to: (i) legal, audit and advisory fees, (ii) talent acquisition costs and (iii) costs associated with establishing new boards of directors and related board committees for Bausch + Lomb. Included in Other expense for the nine months ended September 30, 2023 and 2022 are Separation costs of $1 million and $7 million, respectively. The Company has also incurred, and will continue to incur, separation-related costs which are incremental costs indirectly related to the Separation and include, but are not limited to: (i) IT infrastructure and software licensing costs, (ii) rebranding costs and (iii) costs associated with facility relocation and/or modification. The extent and timing of future charges for these costs cannot be reasonably estimated at this time and could be material. Included within SG&A and R&D for the nine months ended September 30, 2023 and 2022 are Separation-related costs of $6 million and $21 million, respectively.
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
Provision for income taxes for the nine months ended September 30, 2023 was $88 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of establishing a valuation allowance in Canada, the impact of a change in tax attributes, and a change in the deduction for stock compensation. Provision for income taxes for the nine months ended September 30, 2022 was $60 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of the filing of certain tax returns and a change in the deduction for stock compensation.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $150 million and $54 million as of September 30, 2023 and December 31, 2022, respectively. The increase is related to the valuation allowance established against the prior deferred tax assets in Canada as well as certain attributes the Company acquired during the year that are expected to expire prior to their utilization.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2022.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority that would disallow certain transfer pricing adjustments. The Company intends to contest this alleged tax deficiency through the appropriate appeals process, and if necessary, intends to continue to contest any alleged tax deficiency through appropriate litigation. Accordingly, no income tax provision has been recorded as of September 30, 2023. The Company continues to believe any liability to arise from this audit would be indemnified by BHC pursuant to the Tax Matters Agreement.
As of September 30, 2023 and December 31, 2022, the Company had $70 million and $70 million of unrecognized tax benefits, which included $10 million and $9 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2023, $63 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2023 could decrease by an immaterial amount in the next 12 months as a result of the resolution of certain tax audits and other events.
16.EARNINGS PER SHARE
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2022 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation.
(Loss) income per share attributable to Bausch + Lomb Corporation for the three and nine months ended September 30, 2023 and 2022 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Net (loss) income attributable to Bausch + Lomb Corporation	$(84)	$(18)	$(206)	$7
Basic weighted-average common shares outstanding	350.8	350.0	350.4	350.0
Diluted effect of stock options and RSUs	—	—	—	0.1
Diluted weighted-average common shares outstanding	350.8	350.0	350.4	350.1

Basic and Diluted (Loss) Earnings per share attributable to Bausch + Lomb Corporation	$(0.24)	$(0.05)	$(0.59)	$0.02

During the three and nine months ended September 30, 2023 and three months ended September 30, 2022, all potential common shares issuable for RSUs, performance-based RSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, performance-based RSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,862,000 and 1,589,000 common shares for the three and nine months ended September 30, 2023, respectively. The dilutive effect of potential common shares issuable for RSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 155,500 common shares for the three months ended September 30, 2022. There were no dilutive equity instruments or equity awards outstanding prior to the B+L IPO.
During the three and nine months ended September 30, 2023, RSUs, performance-based RSUs and stock options to purchase approximately 3,345,000 and 3,365,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended September 30, 2022, RSUs, performance-based RSUs and stock options to purchase approximately 2,729,000 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2023, an additional 4,874,000 IPO Founders Grants in the form of stock options and RSUs, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 873,000 PSUs, were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met. During the three months ended September 30, 2022, an additional 5,417,000 IPO Founders Grants, in the form of stock options and RSUs, were not included in the computation of diluted earnings per share as they are linked to the completion of the Separation.
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2023, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $6 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market value of its common shares to decline.
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
PreserVision® AREDS 2 Antitrust Litigation
Bausch & Lomb Incorporated (“B&L Inc.”) was a defendant in an antitrust suit filed by a competitor, ZeaVision, LLC (“ZeaVision”), on December 20, 2021, in the United States District Court for the Eastern District of Missouri (ZeaVision, LLC v. Bausch & Lomb Incorporated, et al., Civil Action No. 4:21-cv-01487), alleging various antitrust and Lanham act claims, including that B&L Inc.’s efforts to enforce its patents constitutes sham litigation, that certain B&L Inc. advertising is false and violates antitrust laws and the Lanham Act and that certain conduct by B&L Inc. constitutes monopolization. In November, 2022, the action was dismissed for lack of personal jurisdiction. ZeaVision appealed this decision. On August 14, 2023, B&L Inc. and ZeaVision entered into a settlement agreement, resolving all claims in this action. Shortly thereafter, ZeaVision filed a Stipulation of Dismissal in the Eighth Circuit, dismissing its appeal with prejudice.
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
Johnson & Johnson, through one or more subsidiaries has purported to have completed a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina. Pursuant to court orders entered in November 2021, the case was transferred to the United States District Court for the District of New Jersey (the “Bankruptcy Court”). Notwithstanding the divisional merger and LTL’s bankruptcy case, BHC and Bausch + Lomb continue to have indemnification claims and rights against Johnson & Johnson and LTL pursuant to the terms of the indemnification agreement entered into between JJCI and its affiliates and BHC and its affiliates, which indemnification agreement remains in effect. As a result, it is Bausch + Lomb’s current expectation that BHC and Bausch + Lomb will not incur any material impairments with respect to its indemnification claims as a result of the divisional merger or the bankruptcy.
In December 2021, certain talc claimants filed motions to dismiss the bankruptcy case. On February 25, 2022, the Bankruptcy Court entered orders denying the motions to dismiss. The order denying the motions to dismiss was subject to appeal and the Bankruptcy Court certified directly to the United States Court of Appeals for the Third Circuit. On January 30, 2023, a

unanimous three-judge Third Circuit Court of Appeals panel issued its decision directing the Bankruptcy Court to dismiss LTL’s bankruptcy case, concluding that LTL was not in financial distress and could not file a bankruptcy case in good faith. On April 4, 2023, the Bankruptcy Court entered orders dismissing the bankruptcy case and related adversary proceedings.
However, on April 4, 2023, shortly after the issuance of the dismissal order, LTL re-filed for Chapter 11 bankruptcy protection in the Bankruptcy Court. On or around April 24, 2023, multiple motions to dismiss the newly filed Chapter 11 case were filed, and a hearing on the motions to dismiss was held the week of June 27, 2023. On July 28, 2023, the Bankruptcy Court granted the motions to dismiss and, on August 11, 2023, entered the order dismissing the second Chapter 11 case. On August 24, 2023, LTL and certain supporting creditors and tort claimants filed notices of appeal of the dismissal order. On September 20, 2023, the Bankruptcy Court granted the motion and certified the appeals to the Third Circuit. On October 20, 2023, the Third Circuit accepted the appeal, and a briefing schedule is pending. During the pendency of LTL’s bankruptcy cases, the Bankruptcy Court extended a preliminary injunction that had stayed substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability, which injunction was terminated in connection with the bankruptcy case dismissal.
After the dismissal of the Chapter 11 case, BHC’s and Bausch + Lomb’s position vis a vis Johnson & Johnson returned to the status quo prior to the filing. The litigation against BHC, Bausch + Lomb and other defendants is no longer stayed, and LTL and Johnson & Johnson continues to have indemnification obligations running to BHC and its affiliates, including Bausch + Lomb, for Shower to Shower® related product liability litigation.
General Civil Actions
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested that the court afford it 60 days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction, whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which the LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023, which was granted. Following the entry of a preliminary injunction applicable to this case, which was extended until August 26, 2023, the Ninth Circuit extended the stay to June 15, 2023. On June 22, 2023, J&J/LTL filed a status report requesting the stay be extended to August 26, 2023, consistent with the extension of the preliminary injunction by the bankruptcy court. On August 15, 2023, J&J filed a supplemental status report notifying the Ninth Circuit that the second bankruptcy proceeding was dismissed on August 11, 2023so the stay could be lifted and briefing could proceed to conclusion and setting of oral argument. On September 13, 2023, the Ninth Circuit lifted the stay and indicated the matter would be placed back on calendar at some point in the future, but no remaining briefing schedule or oral argument date has been issued yet. The Ninth Circuit issued a notice related to potential oral argument dates in February and March 2024, but no date has been set yet.
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
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and a motion seeking an injunction barring the New Mexico Attorney General from continuing to prosecute the action while the bankruptcy case is pending. A hearing was held on September 14, 2022, and, on October 4, 2022, the Bankruptcy Court entered an order granting the injunction. Following the Third Circuit’s decision requiring dismissal of the main bankruptcy proceeding, and its subsequent denials of LTL’s requests for a rehearing or a stay pending disposition by the Supreme Court, on April 4, 2023, the Bankruptcy Court entered orders dismissing the bankruptcy case and related adversary proceedings. However, also on April 4, 2023, LTL re-filed for Chapter 11 bankruptcy protection in the Bankruptcy Court and again sought a preliminary injunction, though it did not include this lawsuit. The Bankruptcy Court ultimately dismissed LTL’s second bankruptcy case. Accordingly, this suit has returned to its status quo prior to LTL’s filing.
BHC and Bausch Health US dispute the claims against them, and this lawsuit will be defended vigorously.
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, BHC and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain BHC assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against BHC in the individual opt-out actions. The declaratory judgment action also alleges that the potential future separation of Bausch + Lomb from BHC by distribution of Bausch + Lomb stock to BHC’s shareholders would leave BHC with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against BHC in the underlying individual opt-out actions and BHC disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt-out actions are made against BHC and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by BHC and/or failures to disclose information about BHC’s business and prospects, including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, BHC and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of BHC’s and Bausch + Lomb’s forthcoming motions to dismiss, while instructing BHC to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, BHC and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss.
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
Intellectual Property Matters
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. B&L Inc. has filed patent infringement proceedings against 19 named defendants in 16 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Thirteen of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there is one ongoing action: Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.). Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue this matter and defend its intellectual property.
Patent Litigation against Certain Ocuvite® and PreserVision®
In June and November, 2021, ZeaVision filed complaints for patent infringement (asserting three patents) against certain of the Ocuvite® and PreserVision® products in the Eastern District of Missouri (Case No. 4:21-cv-00739-RWS; Case No. 4:21-cv-01352-RWS). The cases were subsequently consolidated. On August 14, 2023, the Parties entered into a settlement agreement, resolving all claims in this action. Shortly thereafter, the court dismissed the case with prejudice.
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
On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable. This decision has been appealed to the United States Court of Appeals for the Federal Circuit and is ongoing. Additionally, an additional patent (US. Patent No. 11,596,600) has been listed in the Orange Book related to Lumify®, and lawsuits were filed against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. and Lupin, respectively.
The lawsuit against Slayback and its and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc., is ongoing in the District of New Jersey, with no trial date set. Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
A Notice of Paragraph IV Certification was received from Lupin Ltd. (“Lupin”) in January 2022 making similar assertions against the Lumify Patents, in connection with Lupin’s generic brimonidine tartrate solution for which ANDA No. 216716 had been filed by Lupin. Subsequently, in February 2022, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Lupin pursuant to the Hatch-Waxman Act, alleging patent infringement of one or more of the Lumify Patents. On September 27, 2023, the Parties entered into a settlement agreement, pursuant to which all claims against Lupin were voluntarily dismissed by the Company. Shortly thereafter, on October 2, 2023, the court signed and entered the stipulated dismissal with respect to Lupin.

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

Segment Revenues and Profit
Segment revenues and profits for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues:
Vision Care	$648	$597	$1,881	$1,745
Pharmaceuticals	174	173	529	497
Surgical	185	172	563	530
Total revenues	$1,007	$942	$2,973	$2,772
Segment profit:
Vision Care	$182	$167	$503	$471
Pharmaceuticals	53	50	167	142
Surgical	9	9	29	35
Total segment profit	244	226	699	648
Corporate	(129)	(114)	(404)	(296)
Amortization of intangible assets	(47)	(59)	(160)	(188)
Other expense, net	(28)	(7)	(54)	(8)
Operating income	40	46	81	156
Interest income	4	2	12	3
Interest expense (Note 4)	(76)	(35)	(184)	(99)
Foreign exchange and other	(3)	6	(18)	15
(Loss) income before provision for income taxes	$(35)	$19	$(109)	$75
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended September 30,
(in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Pharmaceuticals	$1	$1	$112	$117	$—	$—	$113	$118
Devices	227	221	—	—	184	169	411	390
OTC	408	364	—	—	—	—	408	364
Branded and Other Generics	10	9	62	56	—	—	72	65
Other revenues	2	2	—	—	1	3	3	5
	$648	$597	$174	$173	$185	$172	$1,007	$942

	Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Pharmaceuticals	$3	$3	$352	$336	$—	$—	$355	$339
Devices	666	648	—	—	559	521	1,225	1,169
OTC	1,182	1,066	—	—	—	—	1,182	1,066
Branded and Other Generics	24	22	177	159	—	—	201	181
Other revenues	6	6	—	2	4	9	10	17
	$1,881	$1,745	$529	$497	$563	$530	$2,973	$2,772
Certain reclassifications to product categories have been made and are reflected in the table above. These reclassifications are not material.

The top ten products/franchises represented 57% and 58% of total revenues for the nine months ended September 30, 2023 and 2022, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
U.S. and Puerto Rico	$471	$425	$1,341	$1,241
China	87	93	250	251
France	47	43	165	154
Japan	45	46	139	143
Germany	33	30	115	106
United Kingdom	31	27	89	81
Canada	27	27	80	73
Russia	26	43	76	90
Spain	18	15	62	56
Italy	19	16	61	57
Mexico	19	14	50	39
Poland	11	10	37	33
South Korea	12	11	35	33
Australia	11	9	32	26
Other	150	133	441	389
	$1,007	$942	$2,973	$2,772
Major Customers
No individual customer accounted for 10% or more of total revenues.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through November 1, 2023 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 22, 2023 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022.
OVERVIEW
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding (as of October 27, 2023), directly or indirectly, approximately 88.5% of the issued and outstanding common shares of Bausch + Lomb. Bausch + Lomb is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world—from the moment of birth through every phase of life. Our mission is simple, yet powerful: helping you see better, to live better. We develop, manufacture and market a range of products, primarily in the areas of eye health, which are marketed directly or indirectly in approximately 100 countries. As a fully integrated eye health business, Bausch + Lomb has an established line of contact lenses, intraocular lenses (“IOLs”) and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market.
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
The Pharmaceuticals segment—consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases. Key proprietary pharmaceutical brands are Vyzulta®, Lotemax®, Prolensa® and Minims®. In addition, during September 2023, the Company acquired XIIDRA® (as further discussed below), which the Company expects will complement and grow its existing dry eye franchise. Effective June 30, 2023, the Company renamed its former Ophthalmic Pharmaceuticals segment to the Pharmaceuticals segment. Aside from the change in name, there were no other changes made to this segment at that time.
The Surgical Segment—consists of medical device equipment, consumables and technologies for the treatment of cataracts, corneal, vitreous and retinal eye conditions, which includes IOLs and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key surgical brands include Akreos®, AMVISC®, IC-8® Apthera™, Crystalens® IOLs, enVista® IOLs, Millennium®, Stellaris Elite® vision enhancement system, Synergetics™, ClearVisc™, StableVisc, Storz® ophthalmic instruments, VICTUS® femtosecond laser, Teneo™, Eyefill® and Zyoptix®.
Initial Public Offering and Separation of the Bausch + Lomb Eye Health Business
On August 6, 2020, our parent company, BHC, announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). In January 2022, BHC completed the internal organizational design and structure of our new eye health entity. The next step in the Separation was an initial public offering of the common shares of Bausch + Lomb. The registration statement related to the initial public offering of Bausch + Lomb (the “B+L IPO”) was declared effective on May 5, 2022, and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its Canadian base PREP prospectus on May 5, 2022. Prior to the completion of the B+L IPO, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, a wholly owned subsidiary of BHC (the “Selling Shareholder”) sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount) pursuant to the Bausch + Lomb prospectus. In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares of Bausch + Lomb to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters partially exercised the over-allotment option granted by the Selling Shareholder and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. The Selling Shareholder received all net proceeds from the B+L IPO. As of October 27, 2023, BHC directly or indirectly held 310,449,643 issued and outstanding common shares of Bausch + Lomb, which represented approximately 88.5% of our common shares.
The completion of the full Separation of Bausch + Lomb, which includes the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals and other factors, and is subject to various risk factors relating to the Separation. We understand that BHC continues to believe that completing the B+L Separation makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including the effect of the lawsuit filed against Norwich Pharmaceuticals Inc. BHC may effect the Distribution through a plan of arrangement, one or more distributions effected as a dividend or a tax-free reduction of capital to all BHC shareholders, one or more distributions in exchange for BHC shares or other securities, or any combination thereof. Prior to the completion of any such Distribution, BHC may also sell a portion of its remaining direct or indirect equity interest in us through an offering to third parties. On August 3, 2023, BHC disclosed that it now believes it may be optimal to effect the Distribution through a tax-free reduction of capital rather than pursuant to the terms of the existing plan of arrangement. BHC has indicated that it continues to evaluate the structure of any Distribution and other related details.
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
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date SiHy Daily has been launched in approximately 50 countries, under the brand names INFUSE®, ULTRA® ONE DAY and AQUALOX® ONE DAY. We continue to plan to launch our SiHy Daily lenses into additional countries throughout 2023. In addition, we launched our first silicone hydrogel daily disposable multifocal contact lens in May 2023, and plan to launch a toric lens in 2024.
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC eye drop developed as an ocular redness reliever. To date, we have launched and acquired the right to launch Lumify® in various countries. We also have several innovative new line extension formulations that were recently launched or under development, including Lumify® Eye Illuminations, which launched in the U.S. in September 2023, Lumify Preservative Free, for which the New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (the “FDA”) in May 2023, and Lumify® Allergy, for which we expect to submit an NDA during 2024.
•Biotrue® – We have expanded, and continue to expand, the Biotrue® brand. Biotrue® Hydration Plus Multi-Purpose Solution was launched in the U.S. and Canada (branded as Biotrue® Advanced MPS) in 2022 and we launched Biotrue® Advanced MPS in China in August 2023. In addition, certain Biotrue® branded dry eye line extensions have been developed or are currently under development, including Biotrue® Preservative Free Contact Lens Rehydrating Drops, which received FDA clearance in December 2022 and was launched in May 2023.

•MIEBOTM (perfluorohexyloctane) (formerly known as NOV03) – In December 2019, we acquired an exclusive license from Novaliq GmbH (the “Novaliq License”) for the commercialization and development in the U.S. and Canada of MIEBOTM for the treatment of the signs and symptoms of dry eye disease (“DED”). The NDA was filed with the FDA in June 2022, approved by the FDA on May 18, 2023 and launched in the U.S. in September 2023. We submitted the filing for Canadian approval of this product during the first quarter of 2023. MIEBOTM is the first and only FDA-approved treatment for DED that directly targets tear evaporation and we believe the addition of MIEBOTM will help build upon our strong portfolio of integrated eye health products.
•LuxLifeTM – We are expanding our portfolio of premium IOLs built on the “Lux” platform with the LuxLifeTM Trifocal IOL with two options, non-Toric and Toric for astigmatic patients.  This product is expected to be launched in various European markets in 2024.
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with AspireTM (Monofocal Plus), EnvyTM Trifocal and BEYONDTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista® Aspire monofocal and toric IOLs with Intermediate Optimized optics began launching in the U.S. during October 2023 and we anticipate launching Trifocal and EDOF optical designs for presbyopia in the U.S. in 2024 and 2025/2026, respectively.
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
2023 Acquisitions
•Acquisition of XIIDRA® – In September 2023, the Company acquired XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, which we expect to begin facing loss of exclusivity (“LOE”) in the second quarter of 2032, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). As part of the XIIDRA Acquisition, the Company also acquired libvatrep (also known as SAF312), an investigational compound being studied for the treatment of chronic ocular surface pain, AcuStream® technology, an investigational device that may have the potential to facilitate precise dosing and accurate delivery of certain topical ophthalmic medications to the eye, and OJL332, a non-competitive antagonist (inhibitor) of TRPV1 that is still in the pre-clinical stage. We believe the XIIDRA Acquisition will complement and grow our existing dry eye franchise.
•Acquisition of Blink® Product Line – In July 2023, we acquired the Blink® OTC product line of eye and contact lens drops from Johnson & Johnson Vision, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops (collectively, the “Blink® Product Line”). We believe this acquisition will enable us to continue to grow our global OTC business.
•Acquisition of AcuFocus – During January 2023, we acquired AcuFocus, Inc. ("AcuFocus"). AcuFocus is an ophthalmic medical device company that has delivered breakthrough small aperture intraocular technology to address diverse unmet needs in eye care. The IC-8® Apthera™ IOL was approved by the FDA in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. We believe that the IC-8® AptheraTM EDOF IOL will bolster our surgical portfolio by enhancing our IOL offerings, which is a strategic area of focus for the Company.
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
In May 2023, the Biden administration announced a round of U.S. sanctions and export controls against Russia and Belarus in response to the ongoing war. These sanctions impact our ability to distribute our U.S. manufactured contact lenses and our U.S. surgical products to Russia and Belarus. However, in response to these sanctions, we have applied for licenses with the U.S. Department of Commerce’s Bureau of Industry and Security, which, once received, will allow us to resume the sale of the applicable currently sanctioned products. Certain of these licenses have been obtained, while others remain pending. The recent sanctions imposed by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) in September 2023 do not require us to obtain any further licenses, other than those already in process. In addition, in June 2023, the EU agreed upon another round of sanctions against Russia that include, among other key elements, new targeted sanctions against individuals and entities, an expansion of the restrictions on the sale, export and transit of certain goods and technology and additional anti-circumvention measures. However, we were not required to obtain any additional licenses in response to these new EU sanctions, as we had previously obtained the requisite licenses from the applicable authorities in this region in response to sanctions previously imposed by the EU. To date, the challenges associated with the Russia-Ukraine War and related sanctions from the U.S., EU and elsewhere have not yet had a material impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus were approximately 3% and 4% of our total revenues for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Impacts of COVID-19 Pandemic
As the global economy recovers from the impacts of the COVID-19 pandemic, the outbreak of the omicron variant in China in 2022 resulted in government enforced lockdowns and other social restrictions, which impacted our ability to conduct business as usual in certain regions in China. Throughout 2022, lockdowns in China impacted the demand for certain products, particularly our contact lens and consumer eye care products, as shelter in place orders limit the demand and need for the use of contact lenses and related products. Additionally, government enforced lockdowns caused certain businesses to suspend operations, creating distribution and other logistic issues for the distribution of our products and the sourcing for a limited number of raw materials. We have dealt with these issues in China with only a minimal impact on our manufacturing and distribution processes. These lockdowns in China were halted in December 2022, and, in March 2023, China reopened its borders to tourists. Our revenues in China for the nine months ended September 30, 2023 and 2022 were $250 million and $251 million, respectively, representing a decrease of $1 million, which was due to the unfavorable change in foreign currency. We expect to continue to see gradual improvements to our revenues in China over time. However, as the impacts of global reaction to the COVID-19 pandemic remains a fluid situation, we continue to monitor the impacts on our businesses of the COVID-19 virus and variant and subvariant strains thereof in order to timely address new issues if and when they arise. Future developments with respect to COVID-19, the reaction thereto and other governmental and/or geopolitical developments in China may impact our business and results of operations, and while we remain confident that our business in China is well-positioned to return to stable growth over time, there can be no guarantee as to the performance of our business in China for any future period.
For a further discussion of these and other COVID-19 related risks, see “Risk Factors— Risks Relating to Economic and Market Conditions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Inflation and Supply Chain
Changes in economic conditions, including, supply chain constraints, logistics challenges, labor shortages, the Russia-Ukraine War, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic, as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and may cause changes in fiscal and monetary policy, including increased interest rates. In a higher inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, geopolitical instability and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets. As a result of these global macroeconomic conditions, including, but not limited to those caused by the Russia-Ukraine War and the COVID-19 pandemic, we have experienced inflationary pressures related to certain materials for our products. We have also been experiencing certain supply chain challenges which have caused disruptions in availability and delays in shipping, which has led to challenges in meeting end market demand, primarily within our contact lens and surgical businesses.
The supply-chain challenges have impacted our revenues and resulting margins, despite our efforts to manage these impacts through strategic pricing actions and other initiatives. While we expect these supply chain challenges to continue through the remainder of 2023 and into 2024, the duration and extent of these challenges is uncertain and could have an adverse impact on results of operations. We will continue to monitor these inflationary and supply chain challenges and are implementing actions to help mitigate these challenges, including strategically spot buying key components of inventory and securing multiple supply sources; however, we expect these supply constraints may build-up a higher cost of inventory and, therefore, put pressure on our future margins. However, we are subject to price control restrictions on our prescription ophthalmology products in a number of countries in which we operate, and, as a result, our ability to raise prices in a timely fashion in anticipation of, or responding to, inflation may be limited or delayed.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024. The Inclusive Framework plan has now been agreed to by 143 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with consolidated revenue of at least €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD members who have agreed to the plan, effective in 2024. On December 15, 2022, the European Union member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states are expected to enact pillar two rules into domestic law, with certain elements becoming effective for fiscal years beginning after December 31, 2023. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules, transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. We will continue to monitor the implementation of the Inclusive Framework agreement by the countries in which we operate. On August 4, 2023, Canada released draft legislation intended to enact the pillar 2 provisions of the Inclusive Framework, the Global Minimum Tax Act ("GMTA"). The GMTA is generally aligned with the model rules proposed by OECD and expected to become effective for fiscal years beginning after December 31, 2023. Although we are unable to predict when and how the Inclusive Framework agreement will be enacted into law in these countries, it is possible that the implementation of the Inclusive Framework agreement, including the global minimum corporate tax rate, could have a material effect on our liability for corporate taxes and our consolidated effective tax rate. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred.
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
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity over the next five years, following which we anticipate generic competition of these products. Following a LOE of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales.
Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified one product, Prolensa®, which is expected to begin facing LOE in the fourth quarter of 2023, which in the aggregate accounted for approximately 1% of our total revenues in 2022. This could change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, in connection with our Lumify®, PreserVision®, Vyzulta® and Lotemax® SM products, we have commenced ongoing infringement proceedings (or anticipate commencing infringement proceedings) against potential generic competitors or other potential infringers in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products.
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

RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Revenues
Product sales	$1,004	$937	$67	$2,963	$2,755	$208
Other revenues	3	5	(2)	10	17	(7)
	1,007	942	65	2,973	2,772	201
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 4)	391	370	21	1,179	1,093	86
Cost of other revenues	1	2	(1)	2	6	(4)
Selling, general and administrative (Note 4)	418	381	37	1,253	1,092	161
Research and development (Note 4)	82	77	5	244	229	15
Amortization of intangible assets	47	59	(12)	160	188	(28)
Other expense, net	28	7	21	54	8	46
	967	896	71	2,892	2,616	276
Operating income	40	46	(6)	81	156	(75)
Interest income	4	2	2	12	3	9
Interest expense (Note 4)	(76)	(35)	(41)	(184)	(99)	(85)
Foreign exchange and other	(3)	6	(9)	(18)	15	(33)
(Loss) income before provision for income taxes	(35)	19	(54)	(109)	75	(184)
Provision for income taxes	(45)	(34)	(11)	(88)	(60)	(28)
Net (loss) income	(80)	(15)	(65)	(197)	15	(212)
Net income attributable to noncontrolling interest	(4)	(3)	(1)	(9)	(8)	(1)
Net (loss) income attributable to Bausch + Lomb Corporation	$(84)	$(18)	$(66)	$(206)	$7	$(213)

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
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
Our revenues were $1,007 million and $942 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $65 million, or 7%. The increase was attributable to: (i) increased volumes of $41 million across each of our segments, (ii) increased net realized pricing of $22 million, primarily driven by our Vision Care segment and (iii) incremental sales attributable to acquisitions of $15 million primarily within our Vision Care and Surgical segments. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies of $10 million, primarily in Asia, and (ii) the impact of divestitures and discontinuations of $3 million, particularly the discontinuation of certain products within our Surgical and Vision Care segments.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended September 30, 2023 and 2022.

	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$648	64%	$597	64%	$51	9%
Pharmaceuticals	174	17%	173	18%	1	1%
Surgical	185	19%	172	18%	13	8%
Total revenues	$1,007	100%	$942	100%	$65	7%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$648	$13	$661	$597	$64	11%
Pharmaceuticals	174	—	174	173	1	1%
Surgical	185	(3)	182	172	10	6%
Total	$1,007	$10	$1,017	$942	$75	8%
Vision Care Segment Revenue
The Vision Care segment revenue was $648 million and $597 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $51 million, or 9%. The increase was driven by: (i) an increase in volumes of $29 million, (ii) an increase in net pricing of $24 million and (iii) incremental sales attributable to acquisitions driven by the acquisition of the Blink® Product Line in July 2023. The increases in volumes and pricing were primarily driven by higher sales of Lumify® and PreserVision® in our consumer eye care business and SiHy Daily lenses and Ultra® within our contact lens business. These increases were partially offset by: (i) the unfavorable impact of foreign currencies of $13 million, primarily in Russia and Asia, and (ii) the impact of divestitures and discontinuations of $1 million, driven by the discontinuation of certain products.
Our change in volumes for the three months ended September 30, 2023 within our contact lens business was unfavorably impacted by unfulfilled orders at our Lynchburg distribution facility. During the second quarter of 2023, we put into place a system upgrade; however, we incurred disruptions during the implementation of this upgrade, which resulted in the slower than normal processing of certain orders, thereby negatively impacting our revenues for the three months ended September 30, 2023. We expect to substantially resolve the Lynchburg implementation disruptions, and optimize the system upgrade, during the first quarter of 2024.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $174 million and $173 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $1 million, or 1%, primarily due to higher sales of Vyzulta® and our International Pharmaceuticals portfolio. The increase was driven by an increase in volumes of $3 million, partially offset by a decrease in net realized pricing of $2 million.
Surgical Segment Revenue
The Surgical segment revenue was $185 million and $172 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $13 million, or 8%. The increase was driven by: (i) an increase in volumes of $9 million, primarily due to increased demand of consumables and equipment, (ii) incremental sales attributable to acquisitions of $3 million and (iii) the favorable effect of foreign currencies of $3 million, driven by parts of Europe.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,394	100.0%	$1,297	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	92	6.60%	85	6.60%
Returns	22	1.60%	17	1.30%
Rebates	136	9.80%	133	10.30%
Chargebacks	134	9.60%	119	9.20%
Distribution fees	6	0.40%	6	0.50%
Total provisions	390	28.00%	360	27.80%
Net product sales	1,004	72.00%	937	72.20%
Other revenues	3		5
Revenues	$1,007		$942
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 28.0% and 27.8% for the three months ended September 30, 2023 and 2022, respectively, an increase of 0.2% percentage points, and is primarily attributable to the increase in chargebacks as a percentage of revenues. Chargebacks were $134 million and $119 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $15 million. The increase in chargebacks is primarily attributable to our generics portfolio as a result of changes in product and customer mix, as well as growth in volume.
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
Cost of goods sold was $391 million and $370 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $21 million, or 6%. The increase was primarily driven by: (i) higher volumes and (ii) costs of sales associated with acquisitions entered into in the current year, partially offset by lower inventory write-offs.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $46 million, primarily driven by: (i) the increase in net realized pricing and volumes, as previously discussed, (ii) lower inventory write-offs and (iii) contribution associated with acquisitions entered into in the current year, partially offset by: (i) the increase in cost of goods sold due to supply shortages and (ii) the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 38.9% and 39.5% for the three months ended September 30, 2023 and 2022, respectively.
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
SG&A expenses were $418 million and $381 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $37 million, or 10%. The increase was primarily attributable to: (i) higher professional fees, primarily related to Business Transformation Costs (as defined below), (ii) higher selling, advertising and promotion expenses due to product launches during the quarter, primarily MIEBOTM and costs related to the advertising and sales of products acquired during the year, primarily Blink®, (iii) inflation and (iv) dis-synergy costs associated with the Company becoming a stand-alone entity.

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
R&D expenses were $82 million and $77 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $5 million, or 6%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $47 million and $59 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $12 million, or 20%, primarily due to fully amortized intangible assets no longer being amortized in 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the three months ended September 30, 2023 and 2022 consists of the following:

	Three Months Ended September 30,
(in millions)	2023	2022
Asset impairments	$—	$1
Restructuring, integration and separation costs	11	5
Litigation and other matters	2	—
Acquired in-process research and development costs	—	1
Acquisition-related costs	16	—
Acquisition-related contingent consideration	(1)	—
Other expense, net	$28	$7
Operating income
Operating income was $40 million and $46 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $6 million, or 13%, and primarily reflects the increase in SG&A and Other expense, partially offset by the increase in contribution, each as previously discussed.

Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. Segment profit is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. Segment profit is a performance metric utilized by the Company’s CEO, who is the Company’s Chief Operating Decision Maker, to allocate resources to and assess performance of the Company’s segments. See Note 18, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Income before provision for income taxes.
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2023 and 2022.

	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$182	28%	$167	28%	$15	9%
Pharmaceuticals	53	30%	50	29%	3	6%
Surgical	9	5%	9	5%	—	—%
Vision Care Segment Profit
The Vision Care segment profit was $182 million and $167 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $15 million, or 9%. The increase was primarily driven by increased contribution, driven by the increases in volume and pricing, as previously discussed, partially offset by higher selling expenses across each of our businesses and higher R&D expense primarily related to the Lumify® projects, as previously discussed.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $53 million and $50 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $3 million, or 6%. The increase was primarily driven by increased contribution, driven by the increase in volume, as previously discussed, partially offset by higher advertising and promotional expenses, primarily as a result of increased spending related to the launch of MIEBOTM.
Surgical Segment Profit
The Surgical segment profit was $9 million for each of the three months ended September 30, 2023 and 2022, as the increase in revenue was offset by higher cost of sales.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $76 million and $35 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $41 million. The increase is primarily attributable to: (i) increased interest expense associated with the May 2027 Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”), (ii) certain upfront financing commitment costs incurred in connection with the XIIDRA Acquisition and (iii) interest expense related to the outstanding balance under our Revolving Credit Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”). See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the May 2027 Term Facility and the Revolving Credit Facility.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $3 million and a net gain of $6 million for the three months ended September 30, 2023 and 2022, respectively.

Income Taxes
Provision for income taxes were $45 million and $34 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $11 million. The increase in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) the filings of certain tax returns and (b) a change in the deduction for stock compensation.
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net (loss) income attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation for the three months ended September 30, 2023 and 2022 was $84 million and $18 million, respectively, a decrease in our results of $66 million and was primarily due to: (i) an increase in interest expense of $41 million, (ii) the increase in the Provision for income taxes of $11 million and (iii) the decrease in our operating results of $6 million, each as previously discussed.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenues
Our revenues were $2,973 million and $2,772 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $201 million, or 7%. The increase was attributable to increases in: (i) volumes of $167 million across each of our segments, (ii) net realized pricing of $81 million, primarily driven by our Vision Care segment and (iii) incremental sales attributable to acquisitions of $19 million driven by our Vision care and Surgical segments. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies across all of our international businesses of $59 million, primarily in Asia and Europe, and (ii) the impact of divestitures and discontinuations of $7 million, related to the discontinuation of certain products within our Surgical and Vision Care segments.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the nine months ended September 30, 2023 and 2022.

	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$1,881	63%	$1,745	63%	$136	8%
Pharmaceuticals	529	18%	497	18%	32	6%
Surgical	563	19%	530	19%	33	6%
Total revenues	$2,973	100%	$2,772	100%	$201	7%
Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)
The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the nine months ended September 30, 2023 and 2022. Constant Currency Revenues (non-GAAP) and Constant Currency Revenue Growth (non-GAAP) are defined in the previous section titled “Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)”.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$1,881	$48	$1,929	$1,745	$184	11%
Pharmaceuticals	529	7	536	497	39	8%
Surgical	563	4	567	530	37	7%
Total	$2,973	$59	$3,032	$2,772	$260	9%
Vision Care Segment Revenue
The Vision Care segment revenue was $1,881 million and $1,745 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $136 million, or 8%. The increase was driven by: (i) an increase in volumes of $99 million, (ii) an increase in net pricing of $75 million and (iii) incremental sales attributable to acquisitions, driven by the acquisition of the Blink® Product Line in July 2023. The increases in volumes and pricing were primarily driven by higher sales of Lumify®, PreserVision®, Artelac® and Biotrue® Multi-Purpose Solution in our consumer eye care business and SiHy Daily lenses and Ultra® within our contact lens business. These increases were partially offset by: (i) the unfavorable impact of foreign currencies of $48 million, primarily in Asia and Europe and (ii) the impact of divestitures and discontinuations of $2 million, driven by the discontinuation of certain products.
Our change in volumes for the nine months ended September 30, 2023 within our contact lens business was unfavorably impacted by unfulfilled orders at our Lynchburg distribution facility. During the second quarter of 2023, we put into place a system upgrade; however, we incurred disruptions during the implementation of this upgrade, which resulted in the slower than normal processing of certain orders, thereby negatively impacting our revenues for the nine months ended September 30, 2023. We expect to substantially resolve the Lynchburg implementation disruptions, and optimize the system upgrade, during the first quarter of 2024.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $529 million and $497 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $32 million, or 6%. The increase was driven by: (i) an increase in volumes of $37 million, primarily driven by opportunities from competitor supply issues within our generics business and increased demand for Vyzulta®, primarily related to certain international launches and (ii) an increase in net realized pricing of $2 million. These increases were partially offset by the unfavorable impact of foreign currencies of $7 million, primarily in Asia.
Surgical Segment Revenue
The Surgical segment revenue was $563 million and $530 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $33 million, or 6%. The increase was driven by: (i) an increase in volumes of $31 million, primarily due to increased demand of consumables and equipment, (ii) an increase in net realized pricing of $4 million, primarily driven by strategic pricing increases taken in January 2023 across certain products and (iii) incremental sales attributable to acquisitions of $7 million. These increases were partially offset by: (i) the unfavorable effect of foreign currencies of $4 million, primarily in Asia, and (ii) the impact of divestitures and discontinuations of $5 million, related to the discontinuation of certain products.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023		2022
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$4,128	100.0%	$3,802	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	272	6.60%	245	6.40%
Returns	58	1.40%	52	1.40%
Rebates	415	10.10%	403	10.60%
Chargebacks	402	9.70%	330	8.70%
Distribution fees	18	0.40%	17	0.40%
Total provisions	1,165	28.20%	1,047	27.50%
Net product sales	2,963	71.80%	2,755	72.50%
Other revenues	10		17
Revenues	$2,973		$2,772
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 28.20% and 27.50% for the nine months ended September 30, 2023 and 2022, respectively, an increase of 0.7% percentage points, and is primarily attributable to the increase in chargebacks as a percentage of revenues. Chargebacks were $402 million and $330 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $72 million. The increase in chargebacks is primarily attributable to our generics portfolio as a result of changes in product and customer mix, as well as growth in volume.

Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $1,179 million and $1,093 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $86 million, or 8%. The increase was primarily driven by: (i) higher volumes, (ii) inflationary pressures, (iii) supply shortages resulting in increased costs, most notably in our Surgical products (iv) higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses during the first half of 2023 and (v) costs of sales associated with acquisitions entered into in the current year. These increases were partially offset by the favorable impact of foreign currencies.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $122 million, primarily driven by: (i) the increase in net realized pricing and volumes, as previously discussed and (ii) contribution associated with acquisitions entered into in the current year, partially offset by: (i) the increase in cost of goods sold due to inflation and supply shortages, (ii) the Lynchburg system implementation disruptions (as further described above) and (iii) the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 39.8% and 39.7% for the nine months ended September 30, 2023 and 2022, respectively, an increase of 0.1%, primarily attributable to inflation, supply shortages, the Lynchburg system implementation disruptions (as further described above), higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses during the first half of 2023 and the unfavorable impact of foreign currencies.
Selling, General and Administrative Expenses
SG&A expenses were $1,253 million and $1,092 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $161 million, or 15%. The increase was primarily attributable to: (i) higher compensation expenses, primarily related to dis-synergy costs associated with the Company becoming a stand-alone entity, (ii) higher professional fees, primarily related to Business Transformation Costs, (iii) higher advertising and promotion expenses due to product launches, including the launch of MIEBOTM and (iv) higher selling expense due to warehousing and distribution costs, mostly driven by inflation. These increases in SG&A expenses were partially offset by the favorable impact of foreign currencies.
Research and Development Expenses
R&D expenses were $244 million and $229 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $15 million, or 7%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Amortization of Intangible assets was $160 million and $188 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $28 million, or 15%, primarily due to fully amortized intangible assets no longer being amortized in 2023.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.

Other expense, net
Other expense, net for the nine months ended September 30, 2023 and 2022 consists of the following:

	Nine Months Ended September 30,
(in millions)	2023	2022
Asset impairments	$—	$1
Restructuring, integration and separation costs	33	11
Litigation and other matters	2	—
Acquired in-process research and development costs	—	1
Acquisition-related costs	19	—
Acquisition-related contingent consideration	—	(5)
Other expense, net	$54	$8
Operating Income
Operating income for the nine months ended September 30, 2023 and 2022 was $81 million and $156 million, respectively, a decrease of $75 million, or 48%, and primarily reflects the increase in SG&A and Other expense, partially offset by the increase in contribution, each as previously discussed.
Segment Profit
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the nine months ended September 30, 2023 and 2022.

	2023		2022		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$503	27%	$471	27%	$32	7%
Pharmaceuticals	167	32%	142	29%	25	18%
Surgical	29	5%	35	7%	(6)	(17)%
Vision Care Segment Profit
The Vision Care segment profit was $503 million and $471 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $32 million, or 7%. The increase was primarily driven by the increase in contribution, driven by the increase in revenues, as previously discussed, partially offset by increased cost of goods sold, driven by inflationary pressures and higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses during the first half of 2023. This increase in contribution was partially offset by higher selling expenses across each of our businesses, primarily attributable to increased distribution costs.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $167 million and $142 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $25 million, or 18%. The increase was primarily driven by increased contribution, mostly driven by the increase in volume, as previously discussed. This increase was partially offset by higher advertising and promotional expenses, primarily as a result of increased spend related to the launch of MIEBOTM.
Surgical Segment Profit
The Surgical segment profit was $29 million and $35 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $6 million, or 17%. The decrease was primarily driven by higher selling and G&A expenses, primarily driven by higher warehousing and distribution costs, employee headcount and compensation costs, partially offset by the increase in revenues, as previously discussed.

Non-Operating Income and Expense
Interest Expense
Interest expense was $184 million and $99 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $85 million. The increase was primarily attributable to: (i) increased interest expense associated with the May 2027 Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”), (ii) certain upfront financing commitment costs and (iii) interest expense related to the outstanding balance under our Revolving Credit Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”). See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the May 2027 Term Facility and the Revolving Credit Facility. For the nine months ended September 30, 2022 interest expense included $47 million of interest attributed to the BHC Purchase Debt (as defined below).
On January 1, 2022, in anticipation of the B+L IPO, Bausch + Lomb issued a $2,200 million promissory note to BHC (the “BHC Purchase Debt”) in conjunction with a legal reorganization. The BHC Purchase Debt was repaid in full on May 10, 2022. See Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Foreign Exchange and Other
Foreign exchange and other was a net loss of $18 million and a net gain of $15 million for the nine months ended September 30, 2023 and 2022, respectively.
Income Taxes
Provision for income taxes was $88 million and $60 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $28 million. The increase in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) the valuation allowance established in Canada, (b) the changes in uncertain tax positions, (c) the reduction of certain tax attributes (d) the filings of certain tax returns and (e) a change in the deduction for stock compensation.
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net (loss) income attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation for the nine months ended September 30, 2023 was $206 million, as compared to Net income attributable to Bausch + Lomb Corporation for the nine months ended September 30, 2022 of $7 million, a decrease in our results of $213 million, and was primarily due to: (i) an increase in interest expense of $85 million, (ii) the decrease in our operating results of $75 million, (iii) the unfavorable net change in Foreign exchange and other of $33 million and (iv) the increase in the Provision for income taxes of $28 million, each as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2023	2022	Change
Net cash (used in) provided by operating activities	$(32)	$186	$(218)
Net cash used in investing activities	(1,974)	(125)	(1,849)
Net cash provided by financing activities	1,992	88	1,904
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6)	(29)	23
Net (decrease) increase in cash and cash equivalents and restricted cash	(20)	120	(140)
Cash and cash equivalents and restricted cash, beginning of period	380	177	203
Cash and cash equivalents and restricted cash, end of period	$360	$297	$63
Operating Activities
Net cash used in operating activities was $32 million for the nine months ended September 30, 2023, as compared to net cash provided by operating activities of $186 million for the nine months ended September 30, 2022, a decrease of $218 million. The decrease is primarily attributable to: (i) costs incurred in 2023 as a stand-alone entity, such as higher SG&A expense and increased interest payments, each as previously discussed and (ii) the change in our operating assets and liabilities, due to: (a) a strategic increase in inventories, (b) the timing of payments in the ordinary course of business and (c) growth in sales volumes, as previously discussed, which drove an increase in our trade receivables.
Investing Activities
Net cash used in investing activities was $1,974 million and $125 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1,849 million and was primarily driven by payments related to acquisitions during the nine months ended September 30, 2023 of $1,887 million related to the XIIDRA Acquisition, the acquisition of the Blink® Product Line and the acquisition of AcuFocus, each as previously discussed.
Financing Activities
Net cash provided by financing activities was $1,992 million and $88 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $1,904 million. The increase is primarily attributable to the issuance of long-term debt, net of $2,180 million, related to the September 2028 Term Facility, the October 2028 Secured Notes and borrowings under the Revolving Credit Facility (each as defined below), during the nine months ended September 30, 2023.
During the nine months ended September 30, 2022, Net cash provided by financing activities was driven by the issuance of long-term debt, net of $2,440 million, related to the issuance of the May 2027 Term Facility (defined below), which was partially offset by intercompany transactions between Bausch + Lomb and our parent company, BHC, including Net transfers to BHC of $2,363 million. For further details regarding Net transfers to BHC, see Note 4, “RELATED PARTIES” to our unaudited interim Condensed Consolidated Financial Statements.
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
On May 10, 2022, in connection with the B+L IPO and in order to properly capitalize our business, Bausch + Lomb entered into a credit agreement (the “Credit Agreement”, and the credit facilities thereunder, the “Credit Facilities”). Prior to the September 2023 Credit Facility Amendment (as defined below), the Credit Agreement provided for a term loan of $2,500 million with a five-year term to maturity (the “May 2027 Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”).

On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the "September 2023 Credit Facility Amendment") to the Company’s existing Credit Agreement (the Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the "September 2028 Term Facility" and, together with the May 2027 Term Facility and the Revolving Credit Facility, the “Senior Secured Credit Facilities”). A portion of the proceeds from the September 2028 Term Facility and October 2028 Secured Notes (as defined below) were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition and related acquisition and financing costs.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The May 2027 Term Facility and September 2028 Term Facility are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2023, the principal amount outstanding under the May 2027 Term Facility and September 2028 Term Facility were $2,469 million and $500 million, respectively. As of September 30, 2023, the Company had $175 million of outstanding borrowings, $25 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions of $300 million under its Revolving Credit Facility.
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
Description of Credit Facilities
Borrowings under the Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at our option, either (a) a term Secured Overnight Financing Rate ("SOFR")-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at our option, either (a) Canadian Dollar Offered Rate ("CDOR") or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average ("SONIA") (provided, however, that the term SOFR-based rate, CDOR, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based borrowings under the Revolving Credit Facility are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the May 2027 Term Facility and September 2028 Term Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR, SONIA or CDOR borrowings based on the Company’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at September 30, 2023 ranges from 7.67% to 7.68% per annum. In addition, we are required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. We are also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the May 2027 Term Facility bear interest at a rate per annum equal to, at our option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based borrowings under the May 2027 Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Term Facility at September 30, 2023 was 8.76% per annum.

Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at September 30, 2023 was 9.32% per annum.
Subject to certain exceptions and customary baskets set forth in the Amended Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the May 2027 Term Facility and September 2028 Term Facility under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the May 2027 Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2023, the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $88 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2023, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $24 million through June 2028, with the remaining term loan balance being due in September 2028.
Description of Senior Secured Notes
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the "October 2028 Secured Notes"). A portion of the proceeds from the October 2028 Secured Notes, along with the proceeds of September 2028 Term Facility, were used to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis and related acquisition-related transaction and financing costs. The October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2024.
The October 2028 Secured Notes are guaranteed by each of the Company’s subsidiaries that is a guarantor under the Amended Credit Agreement (the “Note Guarantors”). The October 2028 Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the Company’s obligations under the Amended Credit Agreement under the terms of the indentures governing the October 2028 Secured Notes.
The October 2028 Secured Notes and the guarantees related thereto rank equally in right of repayment with all of the Company’s and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and Note Guarantors’ respective future subordinated indebtedness. The October 2028 Secured Notes and the guarantees related thereto are effectively pari passu with the Company’s and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the October 2028 Secured Notes and effectively senior to the Company’s and the Note Guarantors’ respective existing and future indebtedness that is unsecured, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the October 2028 Secured Notes are structurally subordinated to: (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the October 2028 Secured Notes and (ii) any of the Company’s debt that is secured by assets that are not collateral.
Upon the occurrence of a change in control (as defined in the indenture governing the October 2028 Secured Notes), unless the Company has exercised its right to redeem all of the notes of a series, holders of the October 2028 Secured Notes may require the Company to repurchase such holders' notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of redemption.

The October 2028 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2025, at the redemption prices set forth in the indenture. Prior to October 1, 2025, the Company may redeem the October 2028 Secured Notes in whole or in part at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. Prior to October 1, 2025, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the October 2028 Secured Notes at a redemption price of 108.375% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption with the proceeds of one of more equity offerings.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2023 and December 31, 2022 was 8.66% and 7.84%, respectively.
Credit Ratings
As of the date of this filing, November 1, 2023, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
In addition to our working capital requirements, as of the date of this filing, November 1, 2023, we expect our primary cash requirements for the period October 1, 2023 through December 31, 2023 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $71 million and mandatory debt amortization payments of $8 million for the period October 1, 2023 through December 31, 2023 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations" included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $75 million for property, plant and equipment for the period October 1, 2023 through December 31, 2023;
•Milestones—As previously discussed, we filed an NDA for MIEBOTM (formerly known as NOV03) with the FDA in June 2022. Following the drug's approval by the FDA in May 2023, we launched MIEBOTM in the U.S. in the third quarter of 2023, in connection with which we expect to make a payment of $45 million, under the terms of a December 2019 agreement with Novaliq GmbH; and
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $3 million for the period October 1, 2023 through December 31, 2023. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our audited Consolidated Financial Statements for the year ended December 31, 2022, included in our Annual Report.
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
The registration statement related to the B+L IPO was declared effective on May 5, 2022, and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Prior to the effectiveness of the registration statement, we were an indirect wholly-owned subsidiary of BHC. On May 10, 2022, the Selling Shareholder sold 35,000,000 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). In addition, the Selling Shareholder granted the underwriters an option for a period of 30 days from the date of the B+L IPO to purchase up to an additional 5,250,000 common shares to cover over-allotments at the IPO offering price less underwriting commissions. On May 31, 2022, the underwriters of the B+L IPO partially exercised the over-allotment option granted to them by the Selling Shareholder, and, on June 1, 2022, the Selling Shareholder sold an additional 4,550,357 common shares of Bausch + Lomb, at an offering price of $18.00 per share (less the applicable underwriting discount). The remainder of the over-allotment option granted to the underwriters expired. As of October 27, 2023, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.5% of our issued and outstanding common shares.
At October 27, 2023, we had 350,855,769 issued and outstanding common shares. In addition, as of October 27, 2023, we had outstanding approximately 8,300,000 stock options and 5,500,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 1,200,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 3,200,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; our recently consummated acquisition of XIIDRA® and certain other ophthalmology assets; anticipated revenues for our products; expected R&D and marketing spend; our expected primary cash and working capital requirements for the remainder of 2023 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement, as recently amended, (the “Amended Credit Agreement”) and in the indenture governing our October 2028 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact of the evolving COVID-19 pandemic; the anticipated impact from the ongoing conflict between Russia and Ukraine; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•the risks and uncertainties caused by or relating to the evolving COVID-19 pandemic, including the potential effects and economic and future impact of that pandemic (or any resurgence thereof) or another pandemic and the reaction to such pandemic (including as it relates to the reinstitution of any lockdowns or other restrictions);
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

•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, the impact on the spinoff transaction (and the timing thereof) of the filing by Norwich Pharmaceuticals Inc. ("Norwich") of its Abbreviated New Drug Application ("ANDA") for Xifaxan® (rifaxamin) 550 mg tablets and BHC's related lawsuit filed against Norwich in connection therewith (including BHC’s ability to successfully appeal the decision of the U.S. District Court for the District of Delaware in such lawsuit), business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the structure of the spinoff transaction and related distribution, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dis-synergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•our ability to comply with the financial and other covenants contained in our Amended Credit Agreement, the indenture governing our October 2028 Secured Notes and other current or future debt agreements, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the revolving credit facility under our Amended Credit Agreement (the “Revolving Credit Facility”) and restrictions on our ability to make certain investments and other restricted payments;
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

•the risks and uncertainties relating to our recently-consummated acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”), including our ability to effectively and efficiently integrate the acquired XIIDRA® product, pipeline products, transferred sales force and other assets into our existing business, risks that such integration efforts will potentially divert the efforts and attention of management and other employees away from our ongoing business operations, the effect of the transaction on our ability to maintain relationships with customers, suppliers, and other business partners, risks relating to our increased levels of debt as a result of debt incurred to finance such acquisition and risks that we may not realize the expected benefits of the acquisition on a timely basis or at all;
•the possibility that the unaudited pro forma financial information included in this Form 10-Q may not necessarily be indicative of what the consolidated results of operations would have been had the XIIDRA Acquisition been completed on January 1, 2022 and may differ materially from the future results of operations of the combined company;
•the uncertainties associated with the acquisition and launch of new products, assets and businesses (including the recently-acquired XIIDRA® product and Blink® product line), including, but not limited to, our ability to provide the time, resources, expertise and funds required for the commercial launch of new products, the acceptance and demand for new products, the failure to obtain required regulatory approvals, clearances or authorizations, and the impact of competitive products and pricing, which could lead to material impairment charges;
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
•the implementation of the new U.S. federal corporate alternative minimum tax (the “CAMT”) under the recently enacted Inflation Reduction Act (the “IRA”) and any future guidance with respect to the interpretation and application of the CAMT, as well as the impact of the other changes made under the IRA;

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
•the impact of the recent escalation in conflict in the Middle East, including attacks on Israel by Hamas and any related military conflict, including potential impact on our operations, sale of products and revenues in this region;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 22, 2023, risks in Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed on August 2, 2023 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, under Item 1A. “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed on August 2, 2023, under Item 1A. “Risk Factors” of Part II and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, there have been no material changes to the Company's assessment of its sensitivity to market risks that affect the disclosures presented in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.
Interest Rate Risk
As of September 30, 2023, we had $3,144 million and $1,400 million in outstanding aggregate principal amount of issued variable rate and fixed rate debt, respectively. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase or decrease in interest rates would have an annualized pre-tax effect of approximately $31 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as a result of changes in effective interest rates, it is not subject to changes in fair value. The estimated fair value of our issued fixed rate debt as of September 30, 2023 was $1,404 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $54 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $51 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, as supplemented by risk factors disclosed in Item 1A. “Risk Factors”, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed on August 2, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended September 30, 2023.
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
4.1
Indenture, dated as of September 29, 2023, by and among Bausch + Lomb Corporation, the guarantors party thereto and Citibank, N.A., acting through its agency and trust division, as trustee and as notes collateral agent thereto, originally filed as Exhibit 4.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on September 29, 2023, which is incorporated by reference herein.

10.1*	Separation Agreement, dated as of August 25, 2023, between Christina M. Ackermann and Bausch + Lomb Corporation.
10.2
Credit Agreement, dated as of May 10, 2022, as amended by the First Incremental Amendment, dated as of September 29, 2023, by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto, Citibank, N.A., as collateral agent thereto, Goldman Sachs Bank USA, as term facility administrative agent thereto and JPMorgan Chase Bank, N.A., as first incremental term facility administrative agent thereto, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on September 29, 2023, which is incorporated by reference herein.

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

Bausch + Lomb Corporation (Registrant)

Date:	November 1, 2023	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	November 1, 2023	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
4.1
Indenture, dated as of September 29, 2023, by and among Bausch + Lomb Corporation, the guarantors party thereto and Citibank, N.A., acting through its agency and trust division, as trustee and as notes collateral agent thereto, originally filed as Exhibit 4.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on September 29, 2023, which is incorporated by reference herein.

10.1*	Separation Agreement, dated as of August 25, 2023, between Christina M. Ackermann and Bausch + Lomb Corporation.
10.2
Credit Agreement, dated as of May 10, 2022, as amended by the First Incremental Amendment, dated as of September 29, 2023, by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto, Citibank, N.A., as collateral agent thereto, Goldman Sachs Bank USA, as term facility administrative agent thereto and JPMorgan Chase Bank, N.A., as first incremental term facility administrative agent thereto, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on September 29, 2023, which is incorporated by reference herein.

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