Form 10-Q
period 2024-03-31
Bausch & Lomb Corp
filed 2024-05-01
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
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
Common shares, no par value — 351,482,100 shares outstanding as of April 24, 2024.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Form 10-Q”) to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2024.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products, including XIIDRA®; expected R&D and marketing spend; our expected primary cash and working capital requirements for the remainder of 2024 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement, as amended, (the “Amended Credit Agreement”) and in the indenture governing our October 2028 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact from the ongoing conflicts between Russia and Ukraine and in the Middle East involving Israel and Hamas; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors, including those factors described in BHC’s public filings), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the structure of the spinoff transaction and related distribution, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dis-synergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•the risks and uncertainties relating to the acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”), including risks that we may not realize the expected benefits of the acquisition on a timely basis or at all and risks relating to our increased levels of debt as a result of debt incurred to finance such acquisition;
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
•trade conflicts, including current and future trade disputes between the United States and China;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 21, 2024 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 21, 2024, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$315	$331
Restricted cash	10	3
Trade receivables, net	920	839
Inventories, net	1,073	1,028
Prepaid expenses and other current assets (Note 4)	425	541
Total current assets	2,743	2,742
Property, plant and equipment, net	1,397	1,390
Intangible assets, net	3,515	3,589
Goodwill	4,547	4,575
Deferred tax assets, net	860	921
Other non-current assets (Note 4)	231	225
Total assets	$13,293	$13,442
Liabilities
Current liabilities:
Accounts payable (Note 4)	$426	$522
Accrued and other current liabilities	1,161	1,027
Current portion of long-term debt	30	30
Total current liabilities	1,617	1,579
Deferred tax liabilities, net	14	14
Other non-current liabilities	379	397
Long-term debt	4,554	4,532
Total liabilities	6,564	6,522
Commitments and contingencies (Note 17)
Equity
Common shares, no par value, unlimited shares authorized, 351,401,653 and 350,913,804 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	8,363	8,349
Accumulated deficit	(421)	(254)
Accumulated other comprehensive loss	(1,283)	(1,245)
Total Bausch + Lomb Corporation shareholders’ equity	6,659	6,850
Noncontrolling interest	70	70
Total equity	6,729	6,920
Total liabilities and equity	$13,293	$13,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Product sales	$1,094	$928
Other revenues	5	3
	1,099	931
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	423	371
Cost of other revenues	1	1
Selling, general and administrative (Note 4)	504	418
Research and development	82	77
Amortization of intangible assets	74	57
Other expense, net	9	9
	1,093	933
Operating income (loss)	6	(2)
Interest income	3	3
Interest expense	(99)	(50)
Foreign exchange and other	—	(6)
Loss before provision for income taxes	(90)	(55)
Provision for income taxes	(73)	(33)
Net loss	(163)	(88)
Net income attributable to noncontrolling interest	(4)	(2)
Net loss attributable to Bausch + Lomb Corporation	$(167)	$(90)

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(0.48)	$(0.26)

Basic weighted-average common shares	351.1	350.0

Diluted weighted-average common shares	351.1	350.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(163)	$(88)
Other comprehensive loss
Foreign currency translation adjustment	(41)	21
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	(2)
Other comprehensive loss (income)	(42)	19
Comprehensive loss	(205)	(69)
Comprehensive income attributable to noncontrolling interest	—	(1)
Comprehensive loss attributable to Bausch + Lomb Corporation	$(205)	$(70)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			Additional Paid in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended March 31, 2024
Balances, January 1, 2024	350.9	$—	$8,349	$(254)	$(1,245)	$6,850	$70	$6,920
Common shares issued under share-based compensation plans	0.5	—	—	—	—	—	—	—
Share-based compensation	—	—	19	—	—	19	—	19
Employee withholding taxes related to share-based awards	—	—	(5)	—	—	(5)	—	(5)
Net (loss) income	—	—	—	(167)	—	(167)	4	(163)
Other comprehensive loss	—	—	—	—	(38)	(38)	(4)	(42)
Balances, March 31, 2024	351.4	$—	$8,363	$(421)	$(1,283)	$6,659	$70	$6,729

	Three Months Ended March 31, 2023
Balances, January 1, 2023	350.0	$—	$8,285	$6	$(1,258)	$7,033	$68	$7,101
Common shares issued under share-based compensation plans	0.2	—	—	—	—	—	—	—
Share-based compensation	—	—	24	—	—	24	—	24
Employee withholding taxes related to share-based awards	—	—	(4)	—	—	(4)	—	(4)
Net (loss) income	—	—	—	(90)	—	(90)	2	(88)
Other comprehensive income (loss)	—	—	—	—	20	20	(1)	19
Balances, March 31, 2023	350.2	$—	$8,305	$(84)	$(1,238)	$6,983	$69	$7,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(163)	$(88)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	110	91
Amortization and write-off of debt premiums, discounts and issuance costs	5	3
Allowances for losses on trade receivables and inventories	6	5
Deferred income taxes	44	6
Gain on sale of assets	(4)	—
Share-based compensation	19	24
Foreign exchange (loss) gain	(1)	5
Gain excluded from hedge effectiveness	(3)	(3)
Amortization of interim contract and inventory step-up resulting from acquisitions	20	—
Other	(3)	(4)
Changes in operating assets and liabilities:
Trade receivables	(92)	10
Inventories	(86)	(68)
Prepaid expenses and other current assets	119	(19)
Accounts payable, accrued and other liabilities	70	(18)
Net cash provided by (used in) operating activities	41	(56)
Cash Flows From Investing Activities
Acquisitions and other investments	(1)	(31)
Purchases of property, plant and equipment	(67)	(37)
Purchases of marketable securities	(2)	(8)
Proceeds from sale of marketable securities	6	6
Proceeds from sale of assets and businesses, net of costs to sell	1	—
Interest settlements from cross-currency swaps	6	6
Net cash used in investing activities	(57)	(64)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	75	100
Repayments of debt	(58)	(6)
Payment of employee withholding taxes related to share-based awards	(5)	(3)
Net cash provided by financing activities	12	91
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5)	7
Net decrease in cash and cash equivalents and restricted cash	(9)	(22)
Cash and cash equivalents and restricted cash, beginning of period	334	380
Cash and cash equivalents and restricted cash, end of period	$325	$358

Non-cash Investing and Financing Activities
Accrued purchases of property, plant and equipment	$52	$22
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Pharmaceuticals segment which consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables, instruments and technologies for the treatment of cataracts, corneal and vitreous and retinal eye conditions, which includes intraocular lenses (“IOLs”) and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for ophthalmic surgery. See Note 18, “SEGMENT INFORMATION” for additional information regarding these reportable segments. Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.3% of the issued and outstanding common shares of Bausch + Lomb as of April 24, 2024.
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
The registration statement related to the initial public offering (the “IPO”) of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its Canadian base PREP prospectus on May 5, 2022. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. As of April 24, 2024, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.3% of the issued and outstanding common shares of Bausch + Lomb.
The completion of the full Separation of Bausch + Lomb, which includes the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals and other factors and is subject to various risk factors relating to the Separation. Bausch + Lomb understands that BHC continues to believe that completing the Separation makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings.

2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited financial statements for all periods presented are referred to as “Condensed Consolidated Financial Statements”, and have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations for reporting on Form 10-Q, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, certain information and disclosures required by U.S. GAAP for complete Consolidated Financial Statements are not included herein. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 21, 2024. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2023. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
Use of Estimates
In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions. This includes estimates and assumptions regarding the nature, timing and extent of the impacts that certain global macroeconomic conditions, including, but not limited to, those related to inflation and supply chain, will have on the Company's operations and cash flows. The estimates and assumptions used by the Company affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include: provisions for product returns, rebates, chargebacks, discounts and allowances and distribution fees paid to certain wholesalers; useful lives of finite-lived intangible assets and property, plant and equipment; expected future cash flows used in evaluating intangible assets for impairment, assessing compliance with debt covenants, reporting unit fair values for testing goodwill for impairment; acquisition-related contingent consideration liabilities; provisions for loss contingencies; provisions for income taxes, uncertain tax positions and realizability of deferred tax assets; the fair value of cross-currency swaps; the fair value of foreign currency exchange contracts; and the recognition of the fair value of assets and liabilities acquired in a business combination or asset acquisition.
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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three months ended March 31, 2024.

Recently Issued Accounting Standards, Not Adopted as of March 31, 2024
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. Retrospective application is required for all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2024	$141	$66	$226	$67	$18	$518
Current period provision	99	24	333	160	17	633
Payments and credits	(109)	(19)	(213)	(153)	(8)	(502)
Reserve balance, March 31, 2024	$131	$71	$346	$74	$27	$649
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $33 million and $35 million as of March 31, 2024 and January 1, 2024, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2024, included in Payments and credits in the table above, are payments made, or to be made, by Novartis, on behalf of the Company, in accordance with the agreements associated with the XIIDRA Acquisition.

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

The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Balance, beginning of period	$21	$22
Provision	—	1
Write-offs	—	(1)
Foreign exchange and other	—	(1)
Balance, end of period	$21	$21
4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. Accordingly, certain corporate and shared costs prior to May 10, 2022 were allocated to Bausch + Lomb and reflected as expenses in the unaudited Condensed Consolidated Financial Statements. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of April 24, 2024, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.3% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $51 million and $43 million as of March 31, 2024 and December 31, 2023, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $59 million and $55 million as of March 31, 2024 and December 31, 2023, respectively, of which $40 million and $36 million are included within Prepaid expenses and other current assets and $19 million and $19 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
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
Other agreements that the Company entered into with BHC that govern aspects of Bausch + Lomb’s relationship with BHC following the B+L IPO include:
•Transition Services Agreement - In connection with the completion of the B+L IPO, Bausch + Lomb has entered into the TSA with BHC to provide each other, on a transitional basis, certain administrative, human resources, treasury and support services and other assistance, for a limited time to help ensure an orderly transition following the B+L IPO. The TSA specifies the calculation of Bausch + Lomb costs and receipts for these services. Under the TSA, Bausch + Lomb has received certain services from BHC, including information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services, and has also provided certain similar services to BHC. Individual services provided under the TSA have been scheduled for a specific period, generally ranging from six to twelve months, depending on the nature of the services. As of the date of this filing, a number of these transitional services have either expired or been terminated; however, a limited number of these transitional services are still being provided by the parties.
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
Charges incurred related to the above agreements were $1 million for each of the three months ended March 31, 2024 and 2023, and are primarily reflected within Selling, general and administrative ("SG&A") in the Condensed Consolidated Statements of Operations.
5.ACQUISITIONS AND LICENSING AGREEMENTS
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
On September 29, 2023, under the terms of the Acquisition Agreement, the Company, through its affiliate, consummated the XIIDRA Acquisition for: (i) an up-front cash payment of $1,750 million, (ii) the assumption of certain pre-existing milestone payments and (iii) potential future milestone obligations. As of the acquisition date, the Company recognized contingent consideration liabilities of $34 million, in the aggregate, related to assumed pre-existing milestones and potential future milestones. The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities. The XIIDRA Acquisition complements Bausch + Lomb’s existing dry eye franchise that includes eye and contact lens drops from the Company’s consumer brand franchises and novel treatments within its pharmaceutical business, such as MIEBO® (perfluorohexyloctane ophthalmic solution). The XIIDRA Acquisition has been accounted for as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed are included within the Company's Pharmaceuticals segment.
As of the acquisition date, the Company allocated the aggregate purchase consideration of $1,753 million based on estimated fair values, which included recording $1,600 million of identifiable intangible assets, $130 million of other net assets, and $23 million of goodwill. See Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS” in the Annual Report for additional information regarding the XIIDRA Acquisition, including further detail regarding the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as part of the XIIDRA Acquisition, has not yet been finalized as of March 31, 2024. The areas that could be subject to change primarily relate to income tax matters. The Company will finalize these amounts no later than one year from the acquisition date.
Acquisition of Blink® Product Line
On July 6, 2023, the Company announced that it had consummated a transaction with Johnson & Johnson Vision, pursuant to which the Company, through an affiliate, had acquired the Blink® product line of eye and contact lens drops, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops. This acquisition was made by the Company to continue to grow its global over-the-counter business. Under the terms of the purchase agreement, the Company, through an affiliate, acquired the Blink® product line of eye and contact lens drops for an up-front cash payment of $107 million, which was paid on the closing of the transaction. The Company accounted for the transaction as an asset acquisition. The acquired assets are included within the Company's Vision Care segment. See Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS” in the Annual Report for additional information regarding the acquisition of the Blink® product line.

Acquisition of AcuFocus, Inc.
On January 17, 2023, the Company acquired AcuFocus, Inc. ("AcuFocus") for an up-front payment of $35 million, $31 million of which was paid in January 2023 with the remaining purchase price to be paid within 18 months following the date of the transaction, less any amounts that are the subject of any indemnification claims. AcuFocus is an ophthalmic medical device company. The acquisition was made by the Company to acquire breakthrough small aperture intraocular technology for certain cataract patients. The acquisition of AcuFocus has been accounted for as a business combination under the acquisition method of accounting. The AcuFocus business is included within the Surgical segment. Additional contingent payments may become due upon achievement of future sales milestones. At the time of acquisition, the acquisition-related contingent consideration liability related to this transaction was approximately $5 million, which the Company reassesses each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities.
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

	March 31, 2024				December 31, 2023
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$67	$61	$6	$—	$44	$36	$8	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$1	$—	$1	$—
Liabilities:
Acquisition-related contingent consideration	$45	$—	$—	$45	$44	$—	$—	$44
Foreign currency exchange contracts	$1	$—	$1	$—	$4	$—	$4	$—
Cross-currency swaps	$68	$—	$68	$—	$84	$—	$84	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the three months ended March 31, 2024 and 2023.

Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of March 31, 2024, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company's cross-currency swaps as included in the Condensed Consolidated Balance Sheets are as follows:

(in millions)	March 31, 2024	December 31, 2023
Other non-current liabilities	$70	$90
Prepaid expenses and other current assets	$2	$6
Net fair value	$68	$84
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023
Gain (loss) recognized in Other comprehensive loss	$20	$(6)
Gain excluded from assessment of hedge effectiveness	$3	$3
Location of gain of excluded component	Interest expense
No portion of the cross-currency swaps were ineffective for the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company received $6 million in interest settlements, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of March 31, 2024, these contracts had an aggregate notional amount of $328 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 are as follows:

(in millions)	March 31, 2024	December 31, 2023
Accrued and other current liabilities	$(1)	$(4)
Prepaid expenses and other current assets	$1	$1
Net fair value	$—	$(3)
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023
Gain (loss) related to changes in fair value	$3	$(2)
Gain related to settlements	$1	$1
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2024, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 11% to 28%, and a weighted average risk-adjusted discount rate of 12%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at March 31, 2024.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

(in millions)	2024		2023
Balance, as of January 1,		$44		$4
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$1		$—
Fair value adjustments due to changes in estimates of future payments	—		—
Acquisition-related contingent consideration adjustments		1		—
Additions (Note 5)		—		5
Payments/Settlements		—		—
Balance, as of March 31,		45		9
Current portion included in Accrued and other current liabilities		5		4
Non-current portion		$40		$5
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2024 and December 31, 2023 was $4,672 million and $4,668 million, respectively, and was estimated using the quoted market prices for similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	March 31, 2024	December 31, 2023
Raw materials	$270	$261
Work in process	96	100
Finished goods	707	667
	$1,073	$1,028

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,326	$(2,632)	$1,694	$4,342	$(2,581)	$1,761
Corporate brands	85	(13)	72	85	(11)	74
Product rights/patents	992	(958)	34	993	(954)	39
Technology and other	75	(63)	12	75	(63)	12
Total finite-lived intangible assets	5,478	(3,666)	1,812	5,495	(3,609)	1,886
Acquired in-process research and development intangible asset	5	—	5	5	—	5
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$7,181	$(3,666)	$3,515	$7,198	$(3,609)	$3,589
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
There were no asset impairments during the three months ended March 31, 2024 and 2023.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2024 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Amortization	$214	$242	$209	$207	$207	$206	$527	$1,812
Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2024 and the year ended December 31, 2023 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2023	$3,549	$645	$313	$4,507
Acquisitions (Note 5)	—	23	8	31
Foreign exchange	7	25	5	37
Balance, December 31, 2023	3,556	693	326	4,575
Foreign exchange	(8)	(18)	(2)	(28)
Balance, March 31, 2024	$3,548	$675	$324	$4,547
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
March 31, 2024 Interim Goodwill Impairment Assessment
No events occurred or circumstances changed during the period from October 1, 2023 (the last time goodwill was tested for all reporting units) through March 31, 2024 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges from October 1, 2023 through March 31, 2024.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2024	December 31, 2023
Product rebates	$313	$191
Employee compensation and benefit costs	189	233
Discounts and allowances	71	84
Product returns	71	66
Interest	71	44
Advertising and Promotion	69	45
Other	377	364
	$1,161	$1,027
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		March 31, 2024		December 31, 2023
(in millions)	Maturity	Principal Amount	Net of Issuance Costs	Principal Amount	Net of Issuance Costs
Senior Secured Credit Facilities
Revolving Credit Facility	May 2027	$300	$300	$275	$275
May 2027 Term Facility	May 2027	2,456	2,420	2,462	2,423
September 2028 Term Facility	September 2028	498	486	499	487
Senior Secured Notes
8.375% Secured Notes	October 2028	1,400	1,378	1,400	1,377
Total long-term debt		$4,654	4,584	$4,636	4,562
Less: Current portion of long-term debt			30		30
Non-current portion of long-term debt			$4,554		$4,532
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
On April 19, 2024, Bausch + Lomb entered into a Suspension of Rights Agreement (the “Suspension of Rights Agreement”) with respect to the Credit Agreement, pursuant to which Canadian dollar-denominated loans will cease to be available from June 28, 2024 until such date as the parties enter into an amendment of the Credit Agreement (a “CDOR Replacement Amendment”) to replace the Canadian Dollar Offered Rate with an alternative benchmark with respect to Canadian dollar-denominated loans.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The May 2027 Term Facility and September 2028 Term Facility are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros and pounds sterling (and, subject to effectiveness of a CDOR Replacement Amendment, Canadian dollars). As of March 31, 2024, the principal amounts outstanding under the May 2027 Term Facility and September 2028 Term Facility were $2,456 million and $498 million, respectively. As of March 31, 2024, the Company had $300 million of outstanding borrowings, $26 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $174 million under its Revolving Credit Facility.
Borrowings under the Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate (“SOFR”)-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars, when available pursuant to the Suspension of Rights Agreement and the effectiveness of a CDOR Replacement Amendment, will bear interest at a rate to be agreed between the parties, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average ("SONIA") (provided, however, that the term SOFR-based rate, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based borrowings under the Revolving Credit Facility are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the May 2027 Term Facility and September 2028 Term Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at March 31, 2024 ranges from 8.17% to 8.18% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the May 2027 Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based borrowings under the May 2027 Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Term Facility at March 31, 2024 was 8.68% per annum.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the

September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at March 31, 2024 was 9.33% per annum.
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
The amortization rate for the May 2027 Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2024, the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $75 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2024, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $21 million through June 2028, with the remaining term loan balance being due in September 2028.
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

Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2024 and December 31, 2023 was 8.62% and 8.65%, respectively.
Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the remainder of 2024, five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2024	$23
2025	30
2026	30
2027	2,692
2028	1,879
2029	—
Thereafter	—
Total gross maturities	4,654
Unamortized discounts	(70)
Total long-term debt and other	$4,584
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
As of March 31, 2024, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Condensed Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
11.SHARE-BASED COMPENSATION
Bausch + Lomb 2022 Corporation Omnibus Incentive Plan
Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (as amended and restated by the 2023 Plan Amendment (as described below), the “Plan”). A total of 28,000,000 common shares of Bausch + Lomb were originally authorized for issuance under the Plan. Effective April 24, 2023, Bausch + Lomb’s shareholders approved an amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate 38,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan (the “2023 Plan Amendment”). At the Company’s upcoming annual general meeting (currently scheduled to be held on May 29, 2024), Bausch + Lomb’s shareholders are being asked to approve a further amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by an additional 14,000,000 common shares.
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
Approximately 6,800,000 common shares were available for future grants as of March 31, 2024. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The Talent and Compensation Committee of the Board of Directors approved a Performance Share Unit (“PSU”) award for a limited number of key senior leaders (the “Executives”) as of February 28, 2024, including each of the Company's current named executive officers (Brent Saunders, Sam Eldessouky, Bob Bailey, Yehia Hashad and Andrew Stewart) whose compensation is required to be disclosed pursuant to SEC rules. This PSU award is designed to reward the Executives for achieving significant outperformance of performance goals (the "OPG PSU") that the Company believes would ultimately deliver substantial value to the Company's shareholders if achieved.
The OPG PSUs may be earned between 0% and 300% based on the level of achievement of: (i) a revenue metric (measured for fiscal year 2026) and (ii) a relative total shareholder return (“TSR”) metric measured over the three-year period ending December 31, 2026. In the event that the Company’s absolute TSR during such period is negative, then the maximum payout of the PSU award will be capped at 50%. Any PSUs that are earned will vest on February 28, 2027, subject generally to the Executive’s continued employment through such date, except in limited circumstances set forth in the applicable award agreement.
The fair value of the OPG PSU was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. Expense recognized for the OPG PSU in each reporting period reflects the latest probability of the Company achieving certain revenue targets in determining the number of PSUs that are expected to vest. If the OPG PSUs do not ultimately vest due to the revenue targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Stock options	$2	$4
PSUs/RSUs	17	20
Share-based compensation expense	$19	$24

Research and development expenses	$1	$1
Selling, general and administrative expenses	18	23
Share-based compensation expense	$19	$24

Share-based awards granted for the three months ended March 31, 2024 and 2023 consist of:

	Three Months Ended March 31,
	2024	2023
Stock options
Granted	1,317,000	2,679,000
Weighted-average exercise price	$16.85	$18.27
Weighted-average grant date fair value	$4.92	$5.52
RSUs
Granted	2,967,000	2,358,000
Weighted-average grant date fair value	$16.84	$18.04
TSR performance-based RSUs
Granted	826,000	1,175,000
Weighted-average grant date fair value	$21.21	$27.65
Organic Revenue Growth performance-based RSUs
Granted	379,000	142,000
Weighted-average grant date fair value	$16.08	$17.96
OPG performance-based RSUs
Granted	1,758,000	—
Weighted-average grant date fair value	$17.04	$—
As of March 31, 2024, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $176 million, which will be amortized over a weighted-average period of 2.37 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2024	December 31, 2023
Foreign currency translation adjustment	$(1,254)	$(1,217)
Pension adjustment, net of tax	(29)	(28)
	$(1,283)	$(1,245)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.
13.RESEARCH AND DEVELOPMENT
Included in Research and development are costs related to product development and quality assurance programs. Quality assurance are the costs incurred to meet evolving customer and regulatory standards. Research and development costs for the three months ended March 31, 2024 and 2023 consist of:

	Three Months Ended March 31,
(in millions)	2024	2023
Product related research and development	$79	$72
Quality assurance	3	5
Research and development	$82	$77

14.OTHER EXPENSE, NET
Other expense, net for the three months ended March 31, 2024 and 2023 consists of:

	Three Months Ended March 31,
(in millions)	2024	2023
Restructuring, integration and separation costs	$11	$8
Gain on sale of assets	(4)	—
Litigation and other matters	1	—
Acquisition-related costs	—	1
Acquisition-related contingent consideration	1	—
Other expense, net	$9	$9
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring and integration costs for the three months ended March 31, 2024 and 2023 were $11 million and $8 million, respectively and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
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
Provision for income taxes for the three months ended March 31, 2024 was $73 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) the filing of certain tax returns and (b) a change in the deduction for stock compensation. Provision for income taxes for the three months ended March 31, 2023 was $33 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of establishing a valuation allowance in Canada as well as the filing of certain tax returns and a change in the deduction for stock compensation.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $161 million and $150 million as of March 31, 2024 and December 31, 2023, respectively. The increase is related to the losses incurred during the quarter in jurisdictions for which the Company has established a full valuation allowance.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2022.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2022. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority that would disallow certain transfer pricing adjustments. The Company intends to contest this alleged tax deficiency through the appropriate appeals process, and if necessary, intends to continue to contest any alleged tax deficiency through appropriate litigation. Accordingly, no income tax provision has been recorded as of March 31, 2024. The Company continues to believe any liability to arise from this audit would be indemnified by BHC pursuant to the Tax Matters Agreement.
As of March 31, 2024 and December 31, 2023, the Company had $67 million and $68 million of unrecognized tax benefits, which included $9 million and $9 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2024, $59 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at March 31, 2024 could decrease by $2 million in the next 12 months as a result of the resolution of certain tax audits and other events.

16.LOSS PER SHARE
Loss per share attributable to Bausch + Lomb Corporation for the three months ended March 31, 2024 and 2023 were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Net loss attributable to Bausch + Lomb Corporation	$(167)	$(90)
Basic weighted-average common shares outstanding	351.1	350.0
Diluted effect of stock options and RSUs	—	—
Diluted weighted-average common shares outstanding	351.1	350.0

Basic and Diluted Loss per share attributable to Bausch + Lomb Corporation	$(0.48)	$(0.26)
During the three months ended March 31, 2024 and 2023, all potential common shares issuable for RSUs, performance-based RSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, performance-based RSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,600,000 and 1,281,000 common shares for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, RSUs, performance-based RSUs and stock options to purchase approximately 11,181,000 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended March 31, 2024, an additional 4,000,000 IPO Founders Grants in the form of stock options and RSUs, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 2,888,000 PSUs, were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
During the three months ended March 31, 2023, RSUs, performance-based RSUs and stock options to purchase approximately 6,990,000 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended March 31, 2023, an additional 5,690,000 IPO Founders Grants in the form of stock options and RSUs, respectively, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 142,000 PSUs, were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2024, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $4 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Antitrust
Generic Pricing Antitrust Litigation
BHC’s subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., C.A. No. 2:20-03539 (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants has been remanded to and is pending in the United States District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, but no complaint has been filed in these cases. The cases have been put in deferred status. The Company disputes the claims against it and these cases will be defended vigorously.
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
General Civil Actions
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested that the court afford it 60 days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction, whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which the LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023, which was granted. Following the entry of a preliminary injunction applicable to this case, which was extended until August 26, 2023, the Ninth Circuit extended the stay to June 15, 2023. On June 22, 2023, Johnson & Johnson/LTL filed a status report requesting the stay be extended to August 26, 2023, consistent with the extension of the preliminary injunction by the bankruptcy court. On August 15, 2023, Johnson & Johnson filed a supplemental status report notifying the Ninth Circuit that the second bankruptcy proceeding was dismissed on August 11, 2023 so the stay could be lifted and briefing could proceed to conclusion and setting of oral argument. On September 13, 2023, the Ninth Circuit lifted the stay. On April 8, 2024, the Ninth Circuit heard oral argument on Plaintiffs' appeal of the lower court's dismissal of the case with prejudice, and, on April 29, 2024, the Ninth Circuit issued a memorandum disposition that affirmed the dismissal of the case in full. Bausch Health US disputes the claims in this lawsuit and will defend it vigorously.

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
California Consumer Protection Action
On October 31, 2023, Plaintiff County of Los Angeles filed an action on behalf of the state of California against the Company and Johnson & Johnson, seeking injunctive relief, restitution and damages in California state court (People of the State of California, by and through County of Los Angeles v. Johnson & Johnson, et al., Case No. 23STCV27015). The lawsuit asserts claims for purported violations of the California False Advertising Law, Unfair Competition Law, and public nuisance claims, against multiple manufacturers of talcum powder products, including Shower to Shower®, that the plaintiffs allege caused or contributed to development of ovarian cancer and mesothelioma in residents of California. The lawsuit seeks injunctive relief, restitution, statutory penalties and damages. Pursuant to an agreed stipulation, responses to the Complaint will be due May 13, 2024. The Company and its affiliates dispute the claims against them, and this lawsuit will be defended vigorously.
U.S. Securities Litigation - New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, BHC and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain BHC assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against BHC in the individual opt-out actions. The declaratory judgment action also alleges that the potential future separation of Bausch + Lomb from BHC by distribution of Bausch + Lomb stock to BHC’s shareholders would leave BHC with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against BHC in the underlying individual opt-out actions and BHC disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt-out actions are made against BHC and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by BHC and/or failures to disclose information about BHC’s business and prospects, including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, BHC and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of BHC’s and Bausch + Lomb’s forthcoming motions to dismiss, while instructing BHC to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, BHC and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss. Discovery is ongoing.
Both BHC and Bausch + Lomb dispute the claims in this declaratory judgment action and intend to vigorously defend this matter.
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas' summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021.The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying Bausch Health Americas’ motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order to the Appellate Division of the New York Supreme Court, First Department. On March 13, 2024, Bausch Health Americas filed its appellant motion and brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health America’s motion for summary judgment. Doctors Allergy is due to file its answering brief on or before June 28, 2024, and Bausch Health Americas is due to file its reply brief on or before August 16, 2024. The Appellate Division has not set a date for oral argument. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
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
On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable. This decision has been appealed to the United States Court of Appeals for the Federal Circuit and the appeal is ongoing. Furthermore, two additional patents (U.S. Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”). On December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL and a hearing was held in January. The parties are awaiting a decision.
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of U.S. Patent Nos. 11,596,600 and 11,833,245 and the PTAB has not yet issued a decision as to institution of either IPR.
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

Segment Revenues and Profit
Segment revenues and profits for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues:
Vision Care	$635	$587
Pharmaceuticals	267	161
Surgical	197	183
Total revenues	$1,099	$931
Segment profit:
Vision Care	$178	$154
Pharmaceuticals	53	46
Surgical	11	11
Total segment profit	242	211
Corporate	(153)	(147)
Amortization of intangible assets	(74)	(57)
Other expense, net	(9)	(9)
Operating income (loss)	6	(2)
Interest income	3	3
Interest expense	(99)	(50)
Foreign exchange and other	—	(6)
Loss before provision for income taxes	$(90)	$(55)
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended March 31,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Pharmaceuticals	$1	$1	$208	$107	$—	$—	$209	$108
Devices	229	224	—	—	195	182	424	406
OTC	395	353	—	—	—	—	395	353
Branded and Other Generics	8	7	58	54	—	—	66	61
Other revenues	2	2	1	—	2	1	5	3
	$635	$587	$267	$161	$197	$183	$1,099	$931
The top ten products/franchises represented 55% and 54% of total revenues for the three months ended March 31, 2024 and 2023, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
U.S. and Puerto Rico	$537	$404
China	77	74
France	60	56
Japan	42	48
Germany	42	42
United Kingdom	31	29
Canada	28	26
Russia	28	24
Italy	23	20
Spain	21	20
Mexico	17	16
Poland	15	12
South Korea	12	11
Other	166	149
	$1,099	$931
Major Customers
Major customers that accounted for 10% or more of total revenues were as follows:

Three Months Ended March 31,
2024
McKesson Corporation	11%
For the three months ended March 31, 2023, no individual customer accounted for 10% or more of total revenues.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through May 1, 2024 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 21, 2024 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR+ at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023.
OVERVIEW
Bausch + Lomb develops, manufactures and markets a range of products, primarily in the areas of eye health, which are marketed directly or indirectly in approximately 100 countries. As a fully integrated eye health business, Bausch + Lomb has a comprehensive portfolio of approximately 400 products, which includes an established line of contact lenses, intraocular lenses (“IOLs”) and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market.
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.3% of the issued and outstanding common shares of Bausch + Lomb, as of April 24, 2024. On August 6, 2020, BHC, announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. The completion of the full separation of Bausch + Lomb from the remainder of BHC (the “Separation”), which includes the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals and other factors and is subject to various risk factors relating to the Separation. Bausch + Lomb understands that BHC continues to believe that completing the Separation makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings. For additional information on the risks related to the Separation, see Item 1A. “Risk Factors — Risks Relating to the Separation” of our Annual Report.
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
The Pharmaceuticals segment—consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases. Key proprietary pharmaceutical brands are MIEBO®, Vyzulta®, Lotemax®, Prolensa® and Minims®. In addition, during September 2023, the Company acquired XIIDRA® (as further discussed below), which complements and is expected to grow the Company's existing dry eye franchise.
The Surgical segment— consists of medical device equipment, consumables and technologies for the treatment of cataracts, corneal, vitreous and retinal eye conditions, which includes IOLs and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key surgical brands include Akreos®, AMVISC®, IC-8® Apthera™, Crystalens® IOLs, enVista® IOLs, Millennium®, Stellaris Elite® vision enhancement system, Synergetics®, ClearVisc®, StableVisc™, Storz® ophthalmic instruments, VICTUS® femtosecond laser, Teneo™, Eyefill® and Zyoptix®.
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
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. We also have new line extension formulations that were recently launched or are under development, including: (i) Lumify Eye IlluminationsTM, three clinically proven products for the sensitive eye area which launched in the U.S. in September 2023 and (ii) Lumify® Preservative Free, for which the New Drug Application (“NDA”) was approved by the U.S. Food and Drug Administration (the “FDA”) in April 2024 and we anticipate launching in the first quarter of 2025.
•BlinkTM NutriTears® - We are expanding our over-the-counter dry eye portfolio with BlinkTM NutriTears®, a daily nutritional supplement formulated to address the symptoms of dry eyes in as little as two to four weeks. We anticipate launching Blink® NutriTears® during the third quarter of 2024.
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
•LuxLife® – We are expanding our portfolio of premium IOLs built on the “Lux” platform with the LuxLife® Trifocal IOL with two options, non-Toric and Toric for astigmatic patients.  This product is expected to be launched in various European markets in 2025.
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with enVista AspireTM (Monofocal Plus), enVista EnvyTM Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista AspireTM monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. during October 2023 and we anticipate launching in Europe and Canada in 2025. In addition, we anticipate launching enVista EnvyTM in the U.S. and Canada in 2024, and in Europe in 2025, and anticipate launching enVista BeyondTM in the U.S. in 2026.
Strategic Acquisitions and Licensing Agreements
To supplement our internal R&D initiatives and to build-out and refresh our product portfolio, we also search for opportunities to augment our pipeline through arrangements that allow us to gain access to unique products and investigational treatments, by strategically aligning ourselves with other innovative product solutions. In addition to licensing agreements, we selectively consider acquisitions that we believe align well with our current organization and strategic plan to help drive profitable growth and advance our mission of helping people see better to live better. Certain recent strategic acquisitions and licensing agreements that we have entered into include the following:
•Acquisition of XIIDRA® – In September 2023, the Company acquired XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). We believe the XIIDRA Acquisition complements and will grow our existing dry eye franchise.
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
•Acquisition of AcuFocus – During January 2023, we acquired AcuFocus, Inc. ("AcuFocus"). AcuFocus is an ophthalmic medical device company that has delivered breakthrough small aperture intraocular technology to address diverse unmet needs in eye care. The IC-8® Apthera™ IOL was approved by the FDA in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. We believe that the IC-8® AptheraTM IOL will bolster our surgical portfolio by enhancing our IOL offerings, which is a strategic area of focus for the Company.
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
In May 2023, the Biden administration announced a round of U.S. sanctions and export controls against Russia and Belarus in response to the ongoing war. These sanctions temporarily impacted our ability to distribute our U.S. manufactured contact lenses and our U.S. surgical products to Russia and Belarus. However, in response to these sanctions, we applied for licenses with the U.S. Department of Commerce’s Bureau of Industry and Security for both Russia and Belarus and we have now received all licenses necessary to allow us to resume the sale of the applicable currently sanctioned products in each of these countries. The recent rounds of sanctions imposed by the U.S. Department of the Treasury’s Office of Foreign Assets

Control (OFAC), including those in September 2023 and February 2024, do not require us to obtain any further licenses, other than those already in process.
In addition, the EU has also imposed several rounds of sanctions against Russia, including (i) in June 2023, which included, among other key elements, new targeted sanctions against individuals and entities, an expansion of the restrictions on the sale, export and transit of certain goods and technology and additional anti-circumvention measures, and (ii) in February 2024, which imposed asset freezes on additional individuals and entities, expanded sectoral sanctions and further limited Russia’s access to military technology via entities based outside of the EU. In addition, in December 2023, the EU announced an additional package of sanctions (the 12th package), the focus of which is to impose additional import and export bans on Russia, combat sanctions circumvention and close loopholes. In particular, the 12th package removes the exemption to provide certain “controlled” business services to Russian affiliates, effective June 2024. The categories of “controlled” services are broad and capture a number of types of business services. We continue to assess the impact of these new EU sanctions on our operations in and services provided through the EU. If it is determined that the Company provides such “controlled” business services from the EU, we may be required to obtain further licenses if we want to continue to provide such services from the EU.
To date, the challenges associated with the Russia-Ukraine War and related sanctions from the U.S., EU and elsewhere have not yet had a material impact on our operations; although, as noted above, we continue to review the 12th package of EU sanctions and are still assessing their impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately 3% of our total revenues for, both, the three months ended March 31, 2024 and year ended December 31, 2023. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Israel-Hamas Conflict
The conflict between Israel and Hamas began during October 2023 and continues to impact the region. Our revenues attributable to Israel and Iran for the three months ended March 31, 2024 and year ended December 31, 2023 were less than 1% of our total revenues in each period. Sales in Iran are covered by a general OFAC license. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Supply Chain
Over the past few years we had experienced supply chain challenges, which had caused disruptions in availability and delays in shipping. We had therefore implemented actions to help mitigate those challenges, including strategically spot buying key components of inventory and securing multiple supply sources. While we will continue to monitor any future supply chain challenges, the actions taken to mitigate our previous challenges has resulted in higher cost of inventory, which in turn has put pressure on our margins, primarily within our surgical business.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024 or, with respect to certain components of the plan, to 2025. The Inclusive Framework plan has now been agreed to by 145 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2024. Many members of the Inclusive

Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal year beginning on or after December 31, 2023. For example, on December 15, 2022, the European Union member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states were expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”). The GMTA is generally aligned with the model rules proposed by the OECD and is expected to become effective for fiscal years beginning on or after December 31, 2023. The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules, transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. On December 18, 2023 the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. While many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024, the Company has concluded that there is minimal impact to its 2024 tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects that there is risk that the impact of the global minimum tax may eventually result in an increase to its overall effective tax rate.
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
Generic Competition and Loss of Exclusivity
Certain of our products face the expiration of their patent or regulatory exclusivity, following which we anticipate generic competition of these products. Following a loss of exclusivity (“LOE”) of and/or generic competition for a product, we would anticipate that product sales for such product would decrease significantly shortly following the LOE or entry of a generic competitor. Where we have the rights, we may elect to launch an authorized generic (“AG”) of such product (either ourselves or through a third party) prior to, upon or following generic entry, which may mitigate the anticipated decrease in product sales.
Based on current patent expiration dates, settlement agreements and/or competitive information, we have identified one product, Prolensa®, which began facing LOE in the fourth quarter of 2023, which in the aggregate accounted for approximately 1% of our total revenues in 2023. While we expect our risk of LOE to be limited over the next five years, this could change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
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
See Note 17, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, as well as Note 20, “LEGAL PROCEEDINGS” of our audited Consolidated Financial Statements for the year ended December 31, 2023, included in our Annual Report, for further details regarding certain of these infringement proceedings.
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
RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Revenues
Product sales	$1,094	$928	$166
Other revenues	5	3	2
	1,099	931	168
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	423	371	52
Cost of other revenues	1	1	—
Selling, general and administrative (Note 4)	504	418	86
Research and development	82	77	5
Amortization of intangible assets	74	57	17
Other expense, net	9	9	—
	1,093	933	160
Operating income (loss)	6	(2)	8
Interest income	3	3	—
Interest expense	(99)	(50)	(49)
Foreign exchange and other	—	(6)	6
Loss before provision for income taxes	(90)	(55)	(35)
Provision for income taxes	(73)	(33)	(40)
Net loss	(163)	(88)	(75)
Net income attributable to noncontrolling interest	(4)	(2)	(2)
Net loss attributable to Bausch + Lomb Corporation	$(167)	$(90)	$(77)

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
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
Our revenues were $1,099 million and $931 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $168 million, or 18%. The increase was attributable to: (i) incremental sales attributable to acquisitions of $88 million, primarily within our Pharmaceuticals segment, (ii) increased volumes of $70 million across each of our segments and (iii) increased net realized pricing of $32 million, primarily driven by our Vision Care segment. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies of $20 million, primarily in Asia, and (ii) the impact of divestitures and discontinuations of $2 million, particularly the discontinuation of certain products within our Vision Care and Pharmaceuticals segments.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended March 31, 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$635	58%	$587	63%	$48	8%
Pharmaceuticals	267	24%	161	17%	106	66%
Surgical	197	18%	183	20%	14	8%
Total revenues	$1,099	100%	$931	100%	$168	18%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$635	$18	$653	$587	$66	11%
Pharmaceuticals	267	1	268	161	107	66%
Surgical	197	1	198	183	15	8%
Total	$1,099	$20	$1,119	$931	$188	20%
Vision Care Segment Revenue
The Vision Care segment revenue was $635 million and $587 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $48 million, or 8%. The increase was primarily driven by sales from Lumify®, PreserVision® and our dry eye portfolio within our consumer eye care business and SiHy Daily lenses within our contact lens business. This increase included: (i) an increase in net pricing of $36 million, (ii) an increase in volumes of $22 million and (iii) incremental sales attributable to acquisitions driven by the acquisition of the Blink® Product Line in July 2023, partially offset by: (i) the unfavorable impact of foreign currencies of $18 million, primarily in Asia and Russia, and (ii) the impact discontinuations.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $267 million and $161 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $106 million, or 66%. The increase was primarily driven by: (i) the XIIDRA Acquisition, (ii) the launch of MIEBO® in September 2023 and (iii) increased demand of certain products within our generics business. This increase included: (i) incremental sales from the XIIDRA Acquisition of $79 million and (ii) an increase in volumes of $38 million, partially offset by: (i) a decrease in net realized pricing of $9 million, (ii) the unfavorable effect of foreign currencies of $1 million and (iii) the impact of discontinuations of $1 million.
Surgical Segment Revenue
The Surgical segment revenue was $197 million and $183 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $14 million, or 8%. The increase was primarily driven by: (i) increased demand of consumables, (ii) increased demand of implantables, driven by our premium IOL portfolio and (iii) increased system sales. This increase included: (i) an increase in volumes of $10 million and (ii) an increase in net realized pricing of $5 million, partially offset by the unfavorable effect of foreign currencies of $1 million.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,727	100.0%	$1,279	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	99	5.70%	82	6.40%
Returns	24	1.40%	18	1.40%
Rebates	333	19.30%	133	10.40%
Chargebacks	160	9.30%	113	8.80%
Distribution fees	17	1.00%	5	0.40%
Total provisions	633	36.70%	351	27.40%
Net product sales	1,094	63.30%	928	72.60%
Other revenues	5		3
Revenues	$1,099		$931
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 36.7% and 27.4% for the three months ended March 31, 2024 and 2023, respectively, an increase of 9.3% percentage points, and is primarily attributable to the increase in rebates, primarily as a result of XIIDRA® and MIEBO®.
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
Cost of goods sold was $423 million and $371 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $52 million, or 14%. The increase was primarily driven by: (i) costs of sales associated with acquisitions entered into subsequent to March 31, 2023 and (ii) higher volumes.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $114 million, primarily driven by: (i) the increase in volumes, including related to the launch of MIEBO® during September 2023, (ii) contribution associated with acquisitions entered into subsequent to March 31, 2023, (iii) the increase in net realized pricing, as previously discussed and (iv) higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses during the three months ended March 31, 2023. These increases were partially offset by the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 38.7% and 40.0% for the three months ended March 31, 2024 and 2023, respectively.
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
SG&A expenses were $504 million and $418 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $86 million, or 21%. The increase was primarily attributable to higher selling and advertising and promotion costs, primarily attributable to XIIDRA® and the launch of MIEBO®.
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
R&D expenses were $82 million and $77 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $5 million, or 6%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 3 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $74 million and $57 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $17 million, or 30%, primarily due to assets acquired through acquisitions, as previously discussed, partially offset by fully amortized intangible assets no longer being amortized in 2024.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the three months ended March 31, 2024 and 2023 consists of the following:

	Three Months Ended March 31,
(in millions)	2024	2023
Restructuring, integration and separation costs	$11	$8
Gain on sale of assets	(4)	—
Litigation and other matters	1	—
Acquisition-related costs	—	1
Acquisition-related contingent consideration	1	—
Other expense, net	$9	$9
Operating income
Operating income was $6 million for the three months ended March 31, 2024, as compared to an operating loss of $2 million for the three months ended March 31, 2023, an increase of $8 million. This increase primarily reflects the increase in contribution, partially offset by the increase in SG&A, each as previously discussed.
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
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$178	28%	$154	26%	$24	16%
Pharmaceuticals	53	20%	46	29%	7	15%
Surgical	11	6%	11	6%	—	—%

Vision Care Segment Profit
The Vision Care segment profit was $178 million and $154 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $24 million, or 16%. The increase was primarily driven by increased contribution, driven by: (i) the increases in volume and pricing, as previously discussed and (ii) higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses during the three months ended March 31, 2023. The increase in contribution was partially offset by higher advertising and promotional expenses in our consumer eye care business driven by Lumify® and the Blink® Product Line.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $53 million and $46 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $7 million, or 15%. The increase was primarily driven by increased contribution, primarily driven by XIIDRA® and MIEBO®, partially offset by selling and advertising and promotional expenses related to XIIDRA® and MIEBO®.
Surgical Segment Profit
The Surgical segment profit was $11 million for each of the three months ended March 31, 2024 and 2023, as the increase in revenue was offset by higher cost of sales.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $99 million and $50 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $49 million. The increase is primarily attributable to: (i) interest expense associated with our October 2028 Secured Notes and September 2028 Term Facility (each as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”), (ii) increased interest expense associated with the May 2027 Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) and (iii) interest expense related to the outstanding balance under our Revolving Credit Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”). See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the October 2028 Secured Notes, September 2028 Term Facility, the May 2027 Term Facility and the Revolving Credit Facility.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was $0 and a net loss of $6 million for the three months ended March 31, 2024 and 2023, respectively.
Income Taxes
Provision for income taxes were $73 million and $33 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $40 million. The increase in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) the filings of certain tax returns and (b) a change in the deduction for stock compensation.
See Note 15, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation was $167 million and $90 million for the three months ended March 31, 2024 and 2023, respectively, a decrease in our results of $77 million and was primarily due to: (i) an increase in interest expense of $49 million and (ii) the increase in the provision for income taxes of $40 million, partially offset by the increase in our operating results of $8 million, each as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Net cash provided by (used in) operating activities	$41	$(56)	$97
Net cash used in investing activities	(57)	(64)	7
Net cash provided by financing activities	12	91	(79)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5)	7	(12)
Net decrease in cash and cash equivalents and restricted cash	(9)	(22)	13
Cash and cash equivalents and restricted cash, beginning of period	334	380	(46)
Cash and cash equivalents and restricted cash, end of period	$325	$358	$(33)
Operating Activities
Net cash provided by operating activities was $41 million for the three months ended March 31, 2024, as compared to net cash used by operating activities of $56 million for the three months ended March 31, 2023, an increase of $97 million.
Net cash provided by operating activities for the three months ended March 31, 2024 was positively impacted by: (i) our net earnings, excluding non-cash expenses and other adjustments primarily for depreciation and amortization, deferred income taxes and share-based compensation, and (ii) changes in our operating assets and liabilities driven by the ongoing impact of the XIIDRA Acquisition, partially offset by an increase in inventories.
Net cash used in operating activities for the three months ended March 31, 2023 was negatively impacted by a strategic increase in inventories in anticipation of future product launches and to help mitigate supply-chain challenges.
Investing Activities
Net cash used in investing activities was $57 million and $64 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $7 million and was primarily driven by increases in purchases of property, plant and equipment, partially offset by cash used in the 2023 acquisition of AcuFocus, as previously discussed.
Financing Activities
Net cash provided by financing activities was $12 million and $91 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $79 million. The decrease is primarily attributable to less borrowings under the Revolving Credit Facility (as defined below) and higher repayments of debt. For the three months ended March 31, 2024, issuances of long-term debt, net of discounts were $75 million, representing borrowings under the Revolving Credit Facility and repayments of debt were $58 million, which included $50 of repayments under the Revolving Credit Facility. For the three months ended March 31, 2023, issuances of long-term debt, net of discounts were $100 million, representing borrowings under the Revolving Credit Facility and repayments were $6 million.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as needed from our Revolving Credit Facility, and issuances of other long-term debt, additional equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of issuance of the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.
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
On April 19, 2024, Bausch + Lomb entered into a Suspension of Rights Agreement (the “Suspension of Rights Agreement”) with respect to the Credit Agreement, pursuant to which Canadian dollar-denominated loans will cease to be available from June 28, 2024 until such date as the parties enter into an amendment of the Credit Agreement to replace the Canadian Dollar Offered Rate with an alternative benchmark with respect to Canadian dollar-denominated loans.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The May 2027 Term Facility and September 2028 Term Facility are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros, and pounds sterling (and, subject to the Suspension of Rights Agreement, Canadian dollars). As of March 31, 2024, the principal amounts outstanding under the May 2027 Term Facility and September 2028 Term Facility were $2,456 million and $498 million, respectively. As of March 31, 2024, the Company had $300 million of outstanding borrowings, $26 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions of $174 million under its Revolving Credit Facility.
Description of Credit Facilities
Borrowings under the Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at our option, either (a) a term Secured Overnight Financing Rate (“SOFR”)-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars, when available pursuant to the terms of the Suspension of Rights Agreement, will bear interest at a rate to be agreed between the parties, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average ("SONIA") (provided, however, that the term SOFR-based rate, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based borrowings under the Revolving Credit Facility are subject to a credit spread adjustment of 0.10%.
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on the Company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the May 2027 Term Facility and September 2028 Term Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on the Company’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at March 31, 2024 ranges from 8.17% to 8.18% per annum. In addition, we are required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. We are also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the May 2027 Term Facility bear interest at a rate per annum equal to, at our option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25%

(provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based borrowings under the May 2027 Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Term Facility at March 31, 2024 was 8.68% per annum.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at March 31, 2024 was 9.33% per annum.
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
The amortization rate for the May 2027 Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2024, the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $75 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2024, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $21 million through June 2028, with the remaining term loan balance being due in September 2028.
Description of Senior Secured Notes
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “October 2028 Secured Notes”). A portion of the proceeds from the October 2028 Secured Notes, along with the proceeds of September 2028 Term Facility, were used to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis and related acquisition-related transaction and financing costs. The October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2024.
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
The October 2028 Secured Notes and the guarantees related thereto rank equally in right of repayment with all of the Company’s and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Company’s and Note Guarantors’ respective future subordinated indebtedness. The October 2028 Secured Notes and the guarantees related thereto are effectively pari passu with the Company’s and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the October 2028 Secured Notes and effectively senior to the Company’s and the Note Guarantors’ respective existing and future indebtedness that is unsecured, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the October 2028 Secured Notes are structurally subordinated to: (i) all liabilities of any of the Company’s subsidiaries that do not guarantee the October 2028 Secured Notes and (ii) any of the Company’s debt that is secured by assets that are not collateral for the October 2028 Notes.
Upon the occurrence of a change in control (as defined in the indenture governing the October 2028 Secured Notes), unless the Company has exercised its right to redeem all of the notes of a series, holders of the October 2028 Secured Notes may require the Company to repurchase such holders’ notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of redemption.

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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2024 and December 31, 2023 was 8.62% and 8.65%, respectively.
Credit Ratings
As of the date of this filing, May 1, 2024, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Outlook
Moody’s		B1	Stable
Standard & Poor’s	B-	B-	Positive
Fitch	B-	BB-	Rating Watch Evolving
On April 22, 2024, Moody's changed its outlook assigned to Bausch + Lomb from negative to stable, reflecting a similar revision to the outlook of our parent company, BHC. Any downgrade in our corporate credit ratings or senior secured ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
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
In addition to our working capital requirements, as of the date of this filing, May 1, 2024, we expect our primary cash requirements for the period April 1, 2024 through December 31, 2024 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $300 million and mandatory debt amortization payments of $23 million for the period April 1, 2024 through December 31, 2024 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations” included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $185 million for property, plant and equipment for the period April 1, 2024 through December 31, 2024.
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

Cost Savings Programs
The Company has been launching certain initiatives that may result in certain changes to, and investment in, its organizational structure and operations. The Company refers to the charges related to these initiatives as “Business Transformation Costs”. These costs are recorded in SG&A in the unaudited Condensed Consolidated Statements of Operations and include third-party advisory costs, as well as certain compensation-related costs associated with changes in the Company’s executive officers, such as severance-related costs associated with the departure of the Company’s former executives and the costs associated with the appointment of the Company’s new executives.
Further, we continue to evaluate opportunities to improve our operating performance and may initiate cost savings programs to streamline our operations and eliminate redundant processes and expenses. These cost savings programs may include, but are not limited to: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. Although a specific plan does not exist at this time, we may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
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
Future Licensing Payments
In the ordinary course of business, we may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products. In connection with these agreements, the Company may pay an up-front fee to secure the agreement. See Note 21, “COMMITMENTS AND CONTINGENCIES” to our audited Consolidated Financial Statements for the year ended December 31, 2023, included in our Annual Report.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “BLCO”.
At April 24, 2024, we had 351,482,100 issued and outstanding common shares. In addition, as of April 24, 2024, we had outstanding approximately 9,300,000 stock options and 7,600,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 4,100,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 10,800,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024.
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

These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products, including XIIDRA®; expected R&D and marketing spend; our expected primary cash and working capital requirements for the remainder of 2024 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement, as amended, (the “Amended Credit Agreement”) and in the indenture governing our October 2028 Secured Notes; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact from the ongoing conflicts between Russia and Ukraine and in the Middle East involving Israel and Hamas; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•the risks and uncertainties associated with the proposed plan to separate or spinoff Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the spinoff transaction, the expected timing of completion of the spinoff transaction and its terms (including the expectation that the spinoff transaction will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors, including those factors described in BHC’s public filings), the ability to complete the spinoff transaction considering the various conditions to the completion of the spinoff transaction (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the spinoff transaction, diversion of management time on spinoff transaction-related issues, retention of existing management team members, the reaction of customers and other parties to the spinoff transaction, the structure of the spinoff transaction and related distribution, the qualification of the spinoff transaction as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the spinoff transaction (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the spinoff transaction, the potential dis-synergy costs resulting from the spinoff transaction, the impact of the spinoff transaction on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that any spinoff transaction will occur at all, or that any such transaction will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•the risks and uncertainties relating to the acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”), including risks that we may not realize the expected benefits of the acquisition on a timely basis or at all and risks relating to our increased levels of debt as a result of debt incurred to finance such acquisition;
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
•trade conflicts, including current and future trade disputes between the United States and China;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 21, 2024 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 21, 2024, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's assessment of its sensitivity to market risks that affect the disclosures presented in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 21, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1*	Employment Agreement dated as of April 24, 2023, by and between Bausch + Lomb Corporation and A. Robert D. Bailey. ††
10.2*	Employment Agreement dated as of April 24, 2023, by and between Bausch + Lomb Corporation and Andrew Stewart. ††
10.3*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.4*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.5*	Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.6*	Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.7*
Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders. ††

10.8*
Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders. ††

10.9*	Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders. ††
10.10*	Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders. ††
10.11*	Form of Share Unit Award Agreement (Outperformance Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch + Lomb Corporation (Registrant)

Date:	May 1, 2024	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	May 1, 2024	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1*	Employment Agreement dated as of April 24, 2023, by and between Bausch + Lomb Corporation and A. Robert D. Bailey. ††
10.2*	Employment Agreement dated as of April 24, 2023, by and between Bausch + Lomb Corporation and Andrew Stewart. ††
10.3*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.4*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.5*	Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.6*	Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.7*
Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders. ††

10.8*
Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders. ††

10.9*	Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders. ††
10.10*	Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders. ††
10.11*	Form of Share Unit Award Agreement (Outperformance Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†† Management contract or compensatory plan or arrangement.