Form 10-Q
period 2024-06-30
Bausch & Lomb Corp
filed 2024-08-01
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 351,895,407 shares outstanding as of July 24, 2024.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Form 10-Q”) to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2024.
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
•our status as a controlled company, and the possibility that BHC’s interest may conflict with our interests and the interests of our other securityholders and other stakeholders;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$285	$331
Restricted cash	17	3
Trade receivables, net	986	839
Inventories, net	1,069	1,028
Prepaid expenses and other current assets (Note 4)	412	541
Total current assets	2,769	2,742
Property, plant and equipment, net	1,430	1,390
Intangible assets, net	3,437	3,589
Goodwill	4,538	4,575
Deferred tax assets, net	827	921
Other non-current assets (Note 4)	249	225
Total assets	$13,250	$13,442
Liabilities
Current liabilities:
Accounts payable (Note 4)	$405	$522
Accrued and other current liabilities	1,241	1,027
Current portion of long-term debt	30	30
Total current liabilities	1,676	1,579
Deferred tax liabilities, net	14	14
Other non-current liabilities	378	397
Long-term debt	4,602	4,532
Total liabilities	6,670	6,522
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, unlimited shares authorized, 351,834,173 and 350,913,804 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	8,382	8,349
Accumulated deficit	(572)	(254)
Accumulated other comprehensive loss	(1,306)	(1,245)
Total Bausch + Lomb Corporation shareholders’ equity	6,504	6,850
Noncontrolling interest	76	70
Total equity	6,580	6,920
Total liabilities and equity	$13,250	$13,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Product sales	$1,213	$1,031	$2,307	$1,959
Other revenues	3	4	8	7
	1,216	1,035	2,315	1,966
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	482	417	905	788
Cost of other revenues	1	—	2	1
Selling, general and administrative (Note 4)	535	417	1,039	835
Research and development	84	85	166	162
Amortization of intangible assets	74	56	148	113
Other expense, net	14	17	23	26
	1,190	992	2,283	1,925
Operating income	26	43	32	41
Interest income	3	5	6	8
Interest expense	(102)	(58)	(201)	(108)
Foreign exchange and other	(3)	(9)	(3)	(15)
Loss before provision for income taxes	(76)	(19)	(166)	(74)
Provision for income taxes	(72)	(10)	(145)	(43)
Net loss	(148)	(29)	(311)	(117)
Net income attributable to noncontrolling interest	(3)	(3)	(7)	(5)
Net loss attributable to Bausch + Lomb Corporation	$(151)	$(32)	$(318)	$(122)

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(0.43)	$(0.09)	$(0.90)	$(0.35)

Basic and diluted weighted-average common shares	351.8	350.5	351.5	350.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(148)	$(29)	$(311)	$(117)
Other comprehensive loss
Foreign currency translation adjustment	(21)	(10)	(62)	11
Pension and postretirement benefit plan adjustments, net of income taxes	1	1	—	(1)
Other comprehensive (loss) income	(20)	(9)	(62)	10
Comprehensive loss	(168)	(38)	(373)	(107)
Comprehensive income attributable to noncontrolling interest	(6)	(3)	(6)	(4)
Comprehensive loss attributable to Bausch + Lomb Corporation	$(174)	$(41)	$(379)	$(111)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended June 30, 2024
Balances, April 1, 2024	351.4	$—	$8,363	$(421)	$(1,283)	$6,659	$70	$6,729
Common shares issued under share-based compensation plans	0.4	—	—	—	—	—	—	—
Share-based compensation	—	—	22	—	—	22	—	22
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Net (loss) income	—	—	—	(151)	—	(151)	3	(148)
Other comprehensive (loss) income	—	—	—	—	(23)	(23)	3	(20)
Balances, June 30, 2024	351.8	$—	$8,382	$(572)	$(1,306)	$6,504	$76	$6,580

	Three Months Ended June 30, 2023
Balances, April 1, 2023	350.2	$—	$8,305	$(84)	$(1,238)	$6,983	$69	$7,052
Common shares issued under share-based compensation plans	0.3	—	—	—	—	—	—	—
Share-based compensation	—	—	18	—	—	18	—	18
Employee withholding taxes related to share-based awards	—	—	(2)	—	—	(2)	—	(2)
Net (loss) income	—	—	—	(32)	—	(32)	3	(29)
Other comprehensive loss	—	—	—	—	(9)	(9)	—	(9)
Balances, June 30, 2023	350.5	$—	$8,321	$(116)	$(1,247)	$6,958	$72	$7,030

	Six Months Ended June 30, 2024
Balances, January 1, 2024	350.9	$—	$8,349	$(254)	$(1,245)	$6,850	$70	$6,920
Common shares issued under share-based compensation plans	0.9	—	—	—	—	—	—	—
Share-based compensation	—	—	41	—	—	41	—	41
Employee withholding taxes related to share-based awards	—	—	(8)	—	—	(8)	—	(8)
Net (loss) income	—	—	—	(318)	—	(318)	7	(311)
Other comprehensive loss	—	—	—	—	(61)	(61)	(1)	(62)
Balances, June 30, 2024	351.8	$—	$8,382	$(572)	$(1,306)	$6,504	$76	$6,580

	Six Months Ended June 30, 2023
Balances, January 1, 2023	350.0	$—	$8,285	$6	$(1,258)	$7,033	$68	$7,101
Common shares issued under share-based compensation plans	0.5	—	—	—	—	—	—	—
Share-based compensation	—	—	42	—	—	42	—	42
Employee withholding taxes related to share-based awards	—	—	(6)	—	—	(6)	—	(6)
Net (loss) income	—	—	—	(122)	—	(122)	5	(117)
Other comprehensive income (loss)	—	—	—	—	11	11	(1)	10
Balances, June 30, 2023	350.5	$—	$8,321	$(116)	$(1,247)	$6,958	$72	$7,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(311)	$(117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	220	184
Amortization and write-off of debt premiums, discounts and issuance costs	10	6
Asset impairments	5	—
Allowances for losses on trade receivables and inventories	12	10
Deferred income taxes	68	(19)
Gain on sale of assets	(5)	—
Share-based compensation	41	42
Foreign exchange gain	4	9
Gain excluded from hedge effectiveness	(6)	(6)
Amortization of interim contract and inventory step-up resulting from acquisitions	40	—
Other	(19)	(2)
Changes in operating assets and liabilities:
Trade receivables	(166)	(74)
Inventories	(113)	(82)
Prepaid expenses and other current assets	137	(34)
Accounts payable, accrued and other liabilities	139	3
Net cash provided by (used in) operating activities	56	(80)
Cash Flows From Investing Activities
Acquisitions and other investments	(2)	(34)
Purchases of property, plant and equipment	(139)	(64)
Purchases of marketable securities	(5)	(11)
Proceeds from sale of marketable securities	7	10
Proceeds from sale of assets and businesses, net of costs to sell	2	1
Interest settlements from cross-currency swaps	6	6
Net cash used in investing activities	(131)	(92)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	125	200
Repayments of debt	(65)	(13)
Payment of employee withholding taxes related to share-based awards	(8)	(6)
Net cash provided by financing activities	52	181
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9)	3
Net (decrease) increase in cash and cash equivalents and restricted cash	(32)	12
Cash and cash equivalents and restricted cash, beginning of period	334	380
Cash and cash equivalents and restricted cash, end of period	$302	$392

Non-cash Investing and Financing Activities
Accrued purchases of property, plant and equipment	$49	$26
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Pharmaceuticals segment which consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables, instruments and technologies for the treatment of cataracts, corneal and vitreous and retinal eye conditions, which includes intraocular lenses (“IOLs”) and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for ophthalmic surgery. See Note 17, “SEGMENT INFORMATION” for additional information regarding these reportable segments. Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.2% of the issued and outstanding common shares of Bausch + Lomb as of July 24, 2024.
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
The registration statement related to the initial public offering (the “IPO”) of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its Canadian base PREP prospectus on May 5, 2022. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. As of July 24, 2024, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.2% of the issued and outstanding common shares of Bausch + Lomb.
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
Following the B+L IPO, certain functions that BHC provided to Bausch + Lomb prior to the B+L IPO were provided and, in some limited cases, continue to be provided to Bausch + Lomb by BHC under a Transition Services Agreement (the “TSA”) or are performed using Bausch + Lomb’s own resources or third-party service providers. Bausch + Lomb has incurred certain costs in its establishment as a standalone public company, and expects additional ongoing costs associated with operating as an independent, publicly traded company. See Note 4, “RELATED PARTIES” for further information regarding agreements between Bausch + Lomb and BHC.
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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the six months ended June 30, 2024.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2024
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. Retrospective application is required for all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
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

3.REVENUE RECOGNITION
Revenue Recognition
The Company’s revenues are primarily generated from product sales in the therapeutic areas of eye health that consist of: (i) branded prescription eye-medications and pharmaceuticals, (ii) generic and branded generic prescription eye medications and pharmaceuticals, (iii) OTC vitamin and supplement products and (iv) medical devices (contact lenses, IOLs and ophthalmic surgical equipment). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 17, “SEGMENT INFORMATION” for the disaggregation of revenues.
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

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2024	$141	$66	$226	$67	$18	$518
Current period provision	208	48	688	318	37	1,299
Payments and credits	(215)	(36)	(481)	(323)	(25)	(1,080)
Reserve balance, June 30, 2024	$134	$78	$433	$62	$30	$737
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $39 million and $35 million as of June 30, 2024 and January 1, 2024, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. For the six months ended June 30, 2024, included in Payments and credits in the table above, are payments made, or to be made, by Novartis, on behalf of the Company, in accordance with the agreements associated with the XIIDRA Acquisition (as defined below).

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
The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
(in millions)	2024	2023
Balance, beginning of period	$21	$22
Provision	2	2
Write-offs	(1)	(1)
Foreign exchange and other	(1)	(1)
Balance, end of period	$21	$22

4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. Accordingly, certain corporate and shared costs prior to May 10, 2022 were allocated to Bausch + Lomb and reflected as expenses in the unaudited Condensed Consolidated Financial Statements. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of July 24, 2024, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.2% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $33 million and $43 million as of June 30, 2024 and December 31, 2023, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $43 million and $55 million as of June 30, 2024 and December 31, 2023, respectively, of which $24 million and $36 million are included within Prepaid expenses and other current assets and $19 million and $19 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
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
•Employee Matters Agreement - In connection with the completion of the B+L IPO, Bausch + Lomb has entered into an Employee Matters Agreement with BHC that governs, among other things, the allocation of employee-related liabilities, the mechanics for the transfer of Bausch + Lomb employees, the treatment of outstanding equity awards and the treatment of Bausch + Lomb employees’ participation in BHC’s retirement and health and welfare plans. During July 2024, Bausch + Lomb and BHC entered into an Amended and Restated Employee Matters Agreement which modifies the treatment of certain equity awards.
In addition to the previously discussed agreements, Bausch + Lomb has entered into certain other agreements with BHC including, but not limited to, the Intellectual Property Matters Agreement and the Real Estate Matters Agreement that provide a framework for the ongoing relationship with BHC.
Charges incurred related to the above agreements were $3 million and $1 million for the six months ended June 30, 2024 and 2023, respectively, and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

5.ACQUISITIONS AND LICENSING AGREEMENTS
2024 Acquisitions
During July 2024, the Company, through an affiliate had acquired Trukera Medical, from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, or the salt content of a person’s tears. This acquisition is expected to expand the Company's presence in the dry eye market. As this transaction closed during July 2024, the Company is still finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed.
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
As of the acquisition date, the Company allocated the aggregate purchase consideration of $1,753 million based on estimated fair values, which included recording $1,600 million of identifiable intangible assets, $130 million of other net assets, and $23 million of goodwill. See Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS” in the Annual Report for additional information regarding the XIIDRA Acquisition, including further detail regarding the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as part of the XIIDRA Acquisition, has not yet been finalized as of June 30, 2024. The areas that could be subject to change primarily relate to income tax matters. The Company will finalize these amounts no later than one year from the acquisition date.
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

Acquisition of AcuFocus, Inc.
On January 17, 2023, the Company acquired AcuFocus, Inc. ("AcuFocus") for an up-front payment of $35 million, $31 million of which was paid in January 2023, with the remaining purchase price paid during the 18 months following the date of the transaction. AcuFocus is an ophthalmic medical device company. The acquisition was made by the Company to acquire breakthrough small aperture intraocular technology for certain cataract patients. The acquisition of AcuFocus has been accounted for as a business combination under the acquisition method of accounting. The AcuFocus business is included within the Surgical segment. Additional contingent payments may become due upon achievement of future sales milestones. At the time of acquisition, the acquisition-related contingent consideration liability related to this transaction was approximately $5 million, which the Company reassesses each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities.
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

	June 30, 2024				December 31, 2023
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$48	$43	$5	$—	$44	$36	$8	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$1	$—	$1	$—
Liabilities:
Acquisition-related contingent consideration	$44	$—	$—	$44	$44	$—	$—	$44
Foreign currency exchange contracts	$1	$—	$1	$—	$4	$—	$4	$—
Cross-currency swaps	$58	$—	$58	$—	$84	$—	$84	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the six months ended June 30, 2024 and 2023.

Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of June 30, 2024, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company's cross-currency swaps as included in the Condensed Consolidated Balance Sheets are as follows:

(in millions)	June 30, 2024	December 31, 2023
Other non-current liabilities	$64	$90
Prepaid expenses and other current assets	$6	$6
Net fair value	$58	$84
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Gain (loss) recognized in Other comprehensive loss	$6	$(17)	$26	$(23)
Gain excluded from assessment of hedge effectiveness	$3	$3	$6	$6
Location of gain of excluded component	Interest expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the six months ended June 30, 2024 and 2023. The Company received $6 million in interest settlements for each of the six months ended June 30, 2024 and 2023, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of June 30, 2024, these contracts had an aggregate notional amount of $328 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 are as follows:

(in millions)	June 30, 2024	December 31, 2023
Accrued and other current liabilities	$(1)	$(4)
Prepaid expenses and other current assets	$1	$1
Net fair value	$—	$(3)
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Gain (loss) related to changes in fair value	$—	$—	$3	$(2)
Gain related to settlements	$—	$2	$1	$3
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2024, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 11% to 28%, and a weighted average risk-adjusted discount rate of 11%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at June 30, 2024.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and 2023:

(in millions)	2024		2023
Balance, as of January 1,		$44		$4
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$2		$1
Fair value adjustments due to changes in estimates of future payments	(1)		—
Acquisition-related contingent consideration adjustments		1		1
Additions (Note 5)		—		5
Payments/Settlements		(1)		—
Balance, as of June 30,		44		10
Current portion included in Accrued and other current liabilities		4		4
Non-current portion		$40		$6
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2024 and December 31, 2023 was $4,704 million and $4,668 million, respectively, and was estimated using the quoted market prices for similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2024	December 31, 2023
Raw materials	$279	$261
Work in process	93	100
Finished goods	697	667
	$1,069	$1,028

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,322	$(2,699)	$1,623	$4,342	$(2,581)	$1,761
Corporate brands	84	(14)	70	85	(11)	74
Product rights/patents	992	(963)	29	993	(954)	39
Technology and other	76	(64)	12	75	(63)	12
Total finite-lived intangible assets	5,474	(3,740)	1,734	5,495	(3,609)	1,886
Acquired in-process research and development intangible asset	5	—	5	5	—	5
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$7,177	$(3,740)	$3,437	$7,198	$(3,609)	$3,589
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
Asset impairments during the six months ended June 30, 2024 were $5 million related to a product brand discontinuation. Asset impairments during the six months ended June 30, 2023 were not material.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2024 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Amortization	$138	$240	$209	$207	$207	$206	$527	$1,734
Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2024 and the year ended December 31, 2023 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2023	$3,549	$645	$313	$4,507
Acquisitions (Note 5)	—	23	8	31
Foreign exchange	7	25	5	37
Balance, December 31, 2023	3,556	693	326	4,575
Foreign exchange	(12)	(23)	(2)	(37)
Balance, June 30, 2024	$3,544	$670	$324	$4,538
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
June 30, 2024 Interim Goodwill Impairment Assessment
No events occurred or circumstances changed during the period from October 1, 2023 (the last time goodwill was tested for all reporting units) through June 30, 2024 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges from October 1, 2023 through June 30, 2024.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2024	December 31, 2023
Product Rebates	$394	$191
Employee Compensation and Benefit Costs	218	233
Product Returns	78	66
Discounts and Allowances	67	84
Professional Fees	64	53
Advertising and Promotion	55	45
Other	365	355
	$1,241	$1,027
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		June 30, 2024		December 31, 2023
(in millions)	Maturity	Principal Amount	Net of Issuance Costs	Principal Amount	Net of Issuance Costs
Senior Secured Credit Facilities
Revolving Credit Facility	May 2027	$350	$350	$275	$275
May 2027 Term Facility	May 2027	2,450	2,416	2,462	2,423
September 2028 Term Facility	September 2028	496	486	499	487
Senior Secured Notes
8.375% Secured Notes	October 2028	1,400	1,380	1,400	1,377
Total long-term debt		$4,696	4,632	$4,636	4,562
Less: Current portion of long-term debt			30		30
Non-current portion of long-term debt			$4,602		$4,532
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
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The May 2027 Term Facility and September 2028 Term Facility are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros and pounds sterling (and, subject to effectiveness of a CDOR Replacement Amendment, Canadian dollars). As of June 30, 2024, the principal amounts outstanding under the May 2027 Term Facility and September 2028 Term Facility were $2,450 million and $496 million, respectively. As of June 30, 2024, the Company had $350 million of outstanding borrowings, $29 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $121 million under its Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the May 2027 Term Facility and September 2028 Term Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at June 30, 2024 ranges from 8.18% to 8.19% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the May 2027 Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based borrowings under the May 2027 Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Term Facility at June 30, 2024 was 8.69% per annum.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the

September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at June 30, 2024 was 9.34% per annum.
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
The amortization rate for the May 2027 Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2024, the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $69 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2024, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $20 million through June 2028, with the remaining term loan balance being due in September 2028.
Senior Secured Notes
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the "October 2028 Secured Notes"). A portion of the proceeds from the October 2028 Secured Notes, along with the proceeds of September 2028 Term Facility, were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 5, “ACQUISITIONS AND LICENSING AGREEMENTS”) and related acquisition-related transaction and financing costs. The October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2024.
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
The October 2028 Secured Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2025, at the redemption prices set forth in the indenture. Prior to October 1, 2025, the Company may redeem the October 2028 Secured Notes in whole or in part at a redemption price equal to the principal amount of the Notes redeemed plus a make-whole premium. Prior to October 1, 2025, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the October 2028 Secured Notes at a redemption price of 108.375% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption with the proceeds of one or more equity offerings.

Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2024 and December 31, 2023 was 8.63% and 8.65%, respectively.
Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the remainder of 2024, five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2024	$15
2025	30
2026	30
2027	2,742
2028	1,879
2029	—
Thereafter	—
Total gross maturities	4,696
Unamortized discounts	(64)
Total long-term debt and other	$4,632
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
As of June 30, 2024, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Condensed Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
11.SHARE-BASED COMPENSATION
Bausch + Lomb Corporation 2022 Omnibus Incentive Plan
Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (as amended and restated by the 2023 Plan Amendment (as described below) and as further amended and restated by the 2024 Plan Amendment (as described below), the “Plan”). A total of 28,000,000 common shares of Bausch + Lomb were originally authorized for issuance under the Plan. Effective April 24, 2023, Bausch + Lomb’s shareholders approved an amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate 38,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan (the “2023 Plan Amendment”). At the Company’s annual meeting of shareholders held on May 29, 2024, Bausch + Lomb’s shareholders approved a further amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by an additional 14,000,000 common shares, resulting in an aggregate 52,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan (the “2024 Plan Amendment”).
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
Approximately 21,000,000 common shares were available for future grants as of June 30, 2024. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The Talent and Compensation Committee of the Board of Directors approved a Performance Share Unit (“PSU”) award for a limited number of key senior leaders (the “Executives”) as of February 28, 2024, including each of the Company's current named executive officers (Brent Saunders, Sam Eldessouky, Bob Bailey, Yehia Hashad and Andrew Stewart) whose compensation is required to be disclosed pursuant to applicable U.S. and Canadian securities laws (the "OPG PSU"). This OPG PSU award is designed to reward the Executives for achieving significant outperformance of performance goals that the Company believes would ultimately deliver substantial value to the Company's shareholders if achieved.
The OPG PSUs may be earned between 0% and 300% based on the level of achievement of: (i) a revenue metric (measured for fiscal year 2026) and (ii) a relative total shareholder return (“TSR”) metric measured over the three-year period ending December 31, 2026. In the event that the Company’s absolute TSR during such period is negative, then the maximum payout of the OPG PSU award will be capped at 50%. Any OPG PSUs that are earned will vest on February 28, 2027, subject generally to the Executive’s continued employment through such date, except in limited circumstances set forth in the applicable award agreement.
The fair value of the OPG PSUs was estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. Expense recognized for the OPG PSUs in each reporting period reflects the latest probability of the Company achieving certain revenue targets in determining the number of PSUs that are expected to vest. If the OPG PSUs do not ultimately vest due to the revenue targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
During July 2024, the Talent and Compensation Committee of the Board of Directors approved certain amendments to: (i) the TSR performance metric of certain PSU awards, including the previously granted OPG PSU and (ii) the time-based vesting conditions of awards previously granted to certain eligible recipients in connection with the B+L IPO (the "IPO Founder Grants"). As these amendments were approved during July 2024, the Company is still finalizing the impact on its Condensed Consolidated Financial Statements. The Company will record the impact of these modifications in the quarter ended September 30, 2024.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Stock options	$2	$2	$4	$6
PSUs/RSUs	20	16	37	36
Share-based compensation expense	$22	$18	$41	$42

Research and development expenses	$1	$3	$2	$4
Selling, general and administrative expenses	21	15	39	38
Share-based compensation expense	$22	$18	$41	$42

Share-based awards granted for the six months ended June 30, 2024 and 2023 consist of:

	Six Months Ended June 30,
	2024	2023
Stock options
Granted	1,317,000	3,130,000
Weighted-average exercise price	$16.85	$18.16
Weighted-average grant date fair value	$4.92	$5.40
RSUs
Granted	3,322,000	2,888,000
Weighted-average grant date fair value	$16.74	$17.97
TSR performance-based RSUs
Granted	826,000	1,175,000
Weighted-average grant date fair value	$21.21	$27.65
Organic Revenue Growth PSUs
Granted	379,000	142,000
Weighted-average grant date fair value	$16.08	$17.96
OPG PSUs
Granted	1,758,000	—
Weighted-average grant date fair value	$17.04	$—
As of June 30, 2024, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $161 million, which will be amortized over a weighted-average period of 2.17 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2024	December 31, 2023
Foreign currency translation adjustment	$(1,278)	$(1,217)
Pension adjustment, net of tax	(28)	(28)
	$(1,306)	$(1,245)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.

13.OTHER EXPENSE, NET
Other expense, net for the three and six months ended June 30, 2024 and 2023 consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Asset impairments	$5	$—	$5	$—
Restructuring and integration costs	6	14	17	22
Gain on sale of assets	(1)	—	(5)	—
Litigation and other matters	—	—	1	—
Acquisition-related costs	1	2	1	3
Acquisition-related contingent consideration	—	1	1	1
Other, net	3	—	3	—
Other expense, net	$14	$17	$23	$26
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs include expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring and integration costs for the six months ended June 30, 2024 and 2023 were $17 million and $22 million, respectively and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
14.INCOME TAXES
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
Provision for income taxes for the six months ended June 30, 2024 was $145 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) the filing of certain tax returns, (b) a change in the deduction for stock compensation and (c) the release of uncertain tax positions where the statute of limitations in certain jurisdictions lapsed. Provision for income taxes for the six months ended June 30, 2023 was $43 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of establishing a valuation allowance in Canada, the impact of a change in tax attributes, and a change in the deduction for stock compensation.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $171 million and $150 million as of June 30, 2024 and December 31, 2023, respectively. The increase is related to the losses incurred during the quarter in jurisdictions for which the Company has established a full valuation allowance.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2022.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority that would disallow certain transfer pricing adjustments. The Company contested this alleged tax deficiency through the appropriate appeals process, and reached a preliminary settlement with the German taxing authority during the three months ended June 30, 2024. The preliminary settlement resulted in the accrual of an immaterial tax cost and will close out the 2014 to 2016 audit period. The Company continues to believe this liability will be indemnified by BHC pursuant to the Tax Matters Agreement.
As of June 30, 2024 and December 31, 2023, the Company had $65 million and $68 million of unrecognized tax benefits, which included $9 million and $9 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2024, $57 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at June 30, 2024 could decrease by $1 million in the next 12 months as a result of the resolution of certain tax audits and other events.
15.LOSS PER SHARE
Loss per share attributable to Bausch + Lomb Corporation for the three and six months ended June 30, 2024 and 2023 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net loss attributable to Bausch + Lomb Corporation	$(151)	$(32)	$(318)	$(122)
Basic weighted-average common shares outstanding	351.8	350.5	351.5	350.3
Diluted effect of stock options and RSUs	—	—	—	—
Diluted weighted-average common shares outstanding	351.8	350.5	351.5	350.3

Basic and Diluted Loss per share attributable to Bausch + Lomb Corporation	$(0.43)	$(0.09)	$(0.90)	$(0.35)
During the three and six months ended June 30, 2024 and 2023, all potential common shares issuable for RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,238,000 and 1,419,000 common shares for the three and six months ended June 30, 2024, respectively. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,623,000 and 1,452,000 common shares for the three and six months ended June 30, 2023, respectively.
During the three and six months ended June 30, 2024, RSUs, PSUs and stock options to purchase approximately 10,364,000 and 10,315,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2024, an additional 3,799,000 IPO Founder Grants in the form of stock options and RSUs, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 2,877,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
During the three and six months ended June 30, 2023, RSUs, PSUs and stock options to purchase approximately 3,199,000 and 4,448,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2023, an additional 5,483,000 IPO Founders Grants in the form of stock options and RSUs, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 892,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2024, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $5 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market value of its common shares and/or debt securities to decline.
Antitrust

Generic Pricing Antitrust Litigation
BHC’s subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., C.A. No. 2:20-03539 (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants has been remanded to and is pending in the United States District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation, some of which are in deferred status. The Company disputes the claims against it and these cases will be defended vigorously.
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
As of the date of this report, the litigation against BHC, Bausch + Lomb and other defendants is no longer stayed, and LTL and Johnson & Johnson continue to have indemnification obligations running to BHC and its affiliates, including Bausch + Lomb, for Shower to Shower® related product liability litigation. It is our expectation that Johnson & Johnson, in accordance with the applicable indemnification agreement, will continue to vigorously defend BHC and Bausch + Lomb in each of the remaining actions, and that BHC and Bausch + Lomb will not incur any material impairments with respect to indemnification claims as a result of the divisional merger or the bankruptcy.
In June 2024, LTL and its successors began the process of soliciting votes for a new “pre-packaged” bankruptcy plan that it has announced it intends to file in the future. Solicitation of votes on the new bankruptcy plan remains ongoing.
General Civil Actions
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California, where it is currently pending. Plaintiffs seek damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. In August 2020, Plaintiffs filed the Fifth Amended Complaint. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. On July 1, 2021, Appellants (Plaintiffs) filed their opening brief; Appellees’ response briefs were filed October 8, 2021. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. This stay included Appellants’ reply brief deadline, which was previously due to be filed on or before December 2, 2021. On March 9, 2022, the Ninth Circuit issued an order extending the stay through July 29, 2022. On July 29, 2022, Johnson & Johnson filed a status report in the Gutierrez appeal, outlining the developments since the last status report and the imposition of the stay. Johnson & Johnson noted that following a July 26, 2022, hearing, the Bankruptcy Court left the preliminary injunction in place, and asked the Ninth Circuit to continue to stay this action while the bankruptcy preliminary injunction remained in place. On January 20, 2023, the Ninth Circuit extended the stay until February 17, 2023. On February 17, 2023, Johnson & Johnson requested that the court afford it 60 days – until April 18, 2023, or seven (7) days following any lifting of the LTL Bankruptcy Court’s preliminary injunction, whichever comes earliest – to provide an additional status report about the bankruptcy proceeding and the Third Circuit dismissal for which the LTL has requested a rehearing. On April 7, 2023, Johnson & Johnson Consumer Inc. filed a status report regarding the bankruptcy proceeding advising the Court of the dismissal of the prior bankruptcy proceeding and the filing of the second bankruptcy proceeding, as well as the preliminary injunction and stay order, and requesting the stay of the appeal remain in place until May 10, 2023, which was granted. Following the entry of a preliminary injunction applicable to this case, which was extended until August 26, 2023, the Ninth Circuit extended the stay to June 15, 2023. On June 22, 2023, Johnson & Johnson/LTL filed a status report requesting the stay be extended to August 26, 2023, consistent with the extension of the preliminary injunction by the bankruptcy court. On August 15, 2023, Johnson & Johnson filed a supplemental status report notifying the Ninth Circuit that the second bankruptcy proceeding was dismissed on August 11, 2023 so the stay could be lifted and briefing could proceed to conclusion and setting of oral argument. On September 13, 2023, the Ninth Circuit lifted the stay. On April 8, 2024, the Ninth Circuit heard oral argument on Plaintiffs' appeal of the lower court's dismissal of the case with prejudice, and, on April 29, 2024, the Ninth Circuit issued a memorandum disposition that affirmed the dismissal of the case in full. Plaintiffs have not filed a further appeal and the time to do so has passed.

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
The State has negotiated a settlement of the lawsuit with Johnson & Johnson, in which BHC and its affiliates, including Bausch + Lomb, are released parties. The entire action will be dismissed once the settlement has been completed following payment. Pending completion of the settlement, BHC and Bausch Health US dispute the claims against them, and this lawsuit will be defended vigorously.
California Consumer Protection Action
On October 31, 2023, Plaintiff County of Los Angeles filed an action on behalf of the state of California against the Company and Johnson & Johnson, seeking injunctive relief, restitution and damages in California state court (People of the State of California, by and through County of Los Angeles v. Johnson & Johnson, et al., Case No. 23STCV27015). The lawsuit asserts claims for purported violations of the California False Advertising Law, Unfair Competition Law, and public nuisance claims, against multiple manufacturers of talcum powder products, including Shower to Shower®, that the plaintiffs allege caused or contributed to development of ovarian cancer and mesothelioma in residents of California. The lawsuit seeks injunctive relief, restitution, statutory penalties and damages. Pursuant to agreed stipulations, responses to the Complaint are due August 12, 2024.
This action is included in a 42-state Attorneys General settlement reached by Johnson & Johnson, and BHC and its affiliates, including Bausch + Lomb, will be included among the released parties. The entire action will be dismissed once the settlement documents are finalized and all conditions are met. Pending completion of the settlement, the Company and its affiliates dispute the claims against them, and this lawsuit will be defended vigorously.
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas' summary judgment on its counterclaims against Plaintiff and dismissing Plaintiff’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021.The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying Bausch Health Americas’ motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order to the Appellate Division of the New York Supreme Court, First Department. On March 13, 2024, Bausch Health Americas filed its appellant motion and brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health America’s motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024. Bausch Health Americas is evaluating Doctors Allergy’s brief to determine whether a reply brief is necessary. If Bausch Health Americas opts to file a reply brief, it will do so on or before September 13, 2024. If Bausch Health Americas opts not to file a reply brief, then it will promptly request an oral argument date from the Appellate Division. The Appellate Division has not set a date for oral argument. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
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

Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”). On December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL and a hearing was held in January. On May 10, 2024, the Court denied Plaintiffs’ Motion, finding that Plaintiffs had not proven that they would be “irreparably harmed” absent a preliminary injunction.
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
In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, the Company has commenced ongoing infringement proceedings against potential generic competitors in the U.S.
17.SEGMENT INFORMATION
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

Segment Revenues and Profit
Segment revenues and profits for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues:
Vision Care	$697	$646	$1,332	$1,233
Pharmaceuticals	310	194	577	355
Surgical	209	195	406	378
Total revenues	$1,216	$1,035	$2,315	$1,966
Segment profit:
Vision Care	$192	$167	$370	$321
Pharmaceuticals	78	68	131	114
Surgical	4	9	15	20
Total segment profit	274	244	516	455
Corporate	(160)	(128)	(313)	(275)
Amortization of intangible assets	(74)	(56)	(148)	(113)
Other expense, net	(14)	(17)	(23)	(26)
Operating income	26	43	32	41
Interest income	3	5	6	8
Interest expense	(102)	(58)	(201)	(108)
Foreign exchange and other	(3)	(9)	(3)	(15)
Loss before provision for income taxes	$(76)	$(19)	$(166)	$(74)
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended June 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Pharmaceuticals	$1	$1	$244	$133	$—	$—	$245	$134
Devices	237	215	—	—	208	193	445	408
OTC	447	421	—	—	—	—	447	421
Branded and Other Generics	10	7	66	61	—	—	76	68
Other revenues	2	2	—	—	1	2	3	4
	$697	$646	$310	$194	$209	$195	$1,216	$1,035

	Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Pharmaceuticals	$2	$2	$452	$240	$—	$—	$454	$242
Devices	466	439	—	—	403	375	869	814
OTC	842	774	—	—	—	—	842	774
Branded and Other Generics	18	14	124	115	—	—	142	129
Other revenues	4	4	1	—	3	3	8	7
	$1,332	$1,233	$577	$355	$406	$378	$2,315	$1,966
The top ten products/franchises represented 55% and 53% of total revenues for the six months ended June 30, 2024 and 2023, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
U.S. and Puerto Rico	$610	$466	$1,147	$870
China	93	89	170	163
France	64	62	124	118
Japan	43	46	85	94
Germany	40	40	82	82
United Kingdom	33	29	64	58
Canada	32	27	60	53
Russia	29	26	57	50
Italy	23	22	46	42
Spain	25	24	46	44
Mexico	20	15	37	31
Poland	18	14	33	26
South Korea	11	12	23	23
Other	175	163	341	312
	$1,216	$1,035	$2,315	$1,966
Major Customers
Major customers that accounted for 10% or more of total revenues were as follows:

Six Months Ended June 30,
2024
McKesson Corporation	10%
For the six months ended June 30, 2023, no individual customer accounted for 10% or more of total revenues.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through August 1, 2024 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 21, 2024 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR+ at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023.
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.2% of the issued and outstanding common shares of Bausch + Lomb, as of July 24, 2024. On August 6, 2020, BHC, announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. The completion of the full separation of Bausch + Lomb from the remainder of BHC (the “Separation”), which includes the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals and other factors and is subject to various risk factors relating to the Separation. Bausch + Lomb understands that BHC continues to believe that completing the Separation makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings. For additional information on the risks related to the Separation, see Item 1A. “Risk Factors — Risks Relating to the Separation” of our Annual Report.
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
The Pharmaceuticals segment—consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases. Key proprietary pharmaceutical brands are MIEBO®, Vyzulta®, Lotemax®, Prolensa® and Minims®. In addition, during September 2023, the Company acquired XIIDRA® (as further discussed below), which complements and grows the Company's existing dry eye franchise.
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
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date SiHy Daily has been launched in over 50 countries, under the brand names INFUSE®, BAUSCH + LOMB ULTRA® ONE DAY and AQUALOX® ONE DAY. We continue to plan to launch our SiHy Daily lenses into additional countries throughout 2024. In addition, we launched our first silicone hydrogel daily disposable multifocal contact lens in May 2023, and launched a toric lens in the U.S. in June 2024.
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
•BlinkTM NutriTears® - During June 2024, we expanded our over-the-counter dry eye portfolio with the launch of BlinkTM NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms.
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

The Canadian approval of this product, submitted during the first quarter of 2023, is ongoing. MIEBO® is the first and only FDA-approved treatment for DED that directly targets tear evaporation and we believe the addition of MIEBO® will help build upon our strong portfolio of integrated eye health products.
•LuxLife® – We are expanding our portfolio of premium IOLs built on the “Lux” platform with the LuxLife® Trifocal IOL with two options, non-Toric and Toric for astigmatic patients.  This product is expected to be launched in various European markets in 2025.
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with enVista AspireTM (Monofocal Plus), enVista EnvyTM Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista AspireTM monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. during October 2023 and we anticipate launching in Europe and Canada in 2025. enVista EnvyTM launched in Canada in June 2024 and we anticipate launching enVista EnvyTM in the U.S. during the fourth quarter of 2024 and in Europe in 2025. We anticipate launching enVista BeyondTM in the U.S. in 2026.
Strategic Acquisitions and Licensing Agreements
To supplement our internal R&D initiatives and to build-out and refresh our product portfolio, we also search for opportunities to augment our pipeline through arrangements that allow us to gain access to unique products and investigational treatments, by strategically aligning ourselves with other innovative product solutions. In addition to licensing agreements, we selectively consider acquisitions that we believe align well with our current organization and strategic plan to help drive profitable growth and advance our mission of helping people see better to live better. Certain recent strategic acquisitions and licensing agreements that we have entered into include the following:
•Acquisition of Trukera – In July 2024, we acquired Trukera Medical, from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, or the salt content of a person’s tears. This acquisition is expected to expand the Company's presence in the dry eye market.
•Acquisition of XIIDRA® – In September 2023, the Company acquired XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). The XIIDRA Acquisition complements and grows our existing dry eye franchise.
•Acquisition of Blink® Product Line – In July 2023, we acquired the Blink® OTC product line of eye and contact lens drops from Johnson & Johnson Vision, which consists of Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating Eye Drops, Blink Contacts® Lubricating Eye Drops and Blink-N-Clean® Lens Drops (collectively, the “Blink® Product Line”). This acquisition has enabled us to continue to grow our global OTC business.
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

Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia, Belarus and specific areas of Ukraine have continued, the war has continued to affect economic and global financial markets and placed further pressure on ongoing economic challenges, including issues such as inflation and global supply-chain disruption.
The Biden administration has imposed U.S. sanctions and export controls against Russia and Belarus in response to the ongoing war. These sanctions temporarily impacted our ability to distribute our U.S. manufactured contact lenses and our U.S. surgical products to Russia and Belarus. However, in response to these sanctions, we applied for licenses with the U.S. Department of Commerce’s Bureau of Industry and Security for both Russia and Belarus and we have all licenses necessary to allow us to sell the applicable currently sanctioned products in each of these countries.
In addition, the EU has also imposed several rounds of sanctions against Russia. We continue to assess the impact of these EU sanctions on our operations in, and services provided through, the EU. We have obtained licenses, where required, for products provided to Russia from the EU, and we have identified certain “controlled” business services for which we are in the process of pursuing licenses from the relevant EU member states.
To date, the challenges associated with the Russia-Ukraine War and related sanctions from the U.S., EU and elsewhere have not yet had a material impact on our operations; although, as noted above, we continue to review recent EU sanctions and are still assessing their impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately 3% of our total revenues for, both, the six months ended June 30, 2024 and year ended December 31, 2023. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Israel-Hamas Conflict
The conflict between Israel and Hamas began during October 2023 and continues to impact the region. Our revenues attributable to Israel and Iran for the six months ended June 30, 2024 and year ended December 31, 2023 were less than 1% of our total revenues in each period. Sales in Iran are covered by a general OFAC license. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
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
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024 or, with respect to certain components of the plan, to 2025. The Inclusive Framework plan has now been agreed to by 147 OECD members, including several countries which did not agree to the initial plan. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must now be implemented by the OECD Members who have agreed to the plan, effective in 2024. Many members of the Inclusive

Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal years beginning on or after December 31, 2023. For example, on December 15, 2022, the European Union member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states were expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”), which was enacted on June 20, 2024. The GMTA is generally aligned with the model rules proposed by the OECD and is effective for fiscal years beginning on or after December 31, 2023. The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules, transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. On December 18, 2023 the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. On June 17, 2024, the OECD published further administrative guidance to clarify the operation of the model rules. While many jurisdictions in which the Company operates have adopted the global minimum tax provision of the OECD pillar two effective for tax years beginning in January 2024, the Company has concluded that there is minimal impact to its 2024 tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects that there is risk that the impact of the global minimum tax may eventually result in an increase to its overall effective tax rate.
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
Prolensa® began facing LOE in the fourth quarter of 2023, which in the aggregate accounted for approximately 1% of our total revenues in 2023. While we expect our risk of LOE to be limited over the next five years, this could change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
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
See Note 16, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, as well as Note 20, “LEGAL PROCEEDINGS” of our audited Consolidated Financial Statements for the year ended December 31, 2023, included in our Annual Report, for further details regarding certain of these infringement proceedings.
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
RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Revenues
Product sales	$1,213	$1,031	$182	$2,307	$1,959	$348
Other revenues	3	4	(1)	8	7	1
	1,216	1,035	181	2,315	1,966	349
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	482	417	65	905	788	117
Cost of other revenues	1	—	1	2	1	1
Selling, general and administrative (Note 4)	535	417	118	1,039	835	204
Research and development	84	85	(1)	166	162	4
Amortization of intangible assets	74	56	18	148	113	35
Other expense, net	14	17	(3)	23	26	(3)
	1,190	992	198	2,283	1,925	358
Operating income	26	43	(17)	32	41	(9)
Interest income	3	5	(2)	6	8	(2)
Interest expense	(102)	(58)	(44)	(201)	(108)	(93)
Foreign exchange and other	(3)	(9)	6	(3)	(15)	12
Loss before provision for income taxes	(76)	(19)	(57)	(166)	(74)	(92)
Provision for income taxes	(72)	(10)	(62)	(145)	(43)	(102)
Net loss	(148)	(29)	(119)	(311)	(117)	(194)
Net income attributable to noncontrolling interest	(3)	(3)	—	(7)	(5)	(2)
Net loss attributable to Bausch + Lomb Corporation	$(151)	$(32)	$(119)	$(318)	$(122)	$(196)

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
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
Our revenues were $1,216 million and $1,035 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $181 million, or 17%. The increase was attributable to: (i) incremental sales attributable to acquisitions of $104 million, primarily within our Pharmaceuticals segment, (ii) increased volumes of $75 million across each of our segments and (iii) increased net realized pricing of $31 million, primarily driven by our Vision Care segment. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies of $27 million, primarily in Asia, and (ii) the impact of divestitures and discontinuations of $2 million, particularly the discontinuation of certain products within our Pharmaceuticals segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended June 30, 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$697	57%	$646	62%	$51	8%
Pharmaceuticals	310	26%	194	19%	116	60%
Surgical	209	17%	195	19%	14	7%
Total revenues	$1,216	100%	$1,035	100%	$181	17%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$697	$20	$717	$646	$71	11%
Pharmaceuticals	310	3	313	194	119	61%
Surgical	209	4	213	195	18	9%
Total	$1,216	$27	$1,243	$1,035	$208	20%
Vision Care Segment Revenue
The Vision Care segment revenue was $697 million and $646 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $51 million, or 8%. The increase was primarily driven by sales from our dry eye portfolio, Lumify® and PreserVision® within our consumer eye care business and SiHy Daily lenses and Ultra® within our contact lens business. This increase included: (i) an increase in volumes of $29 million, (ii) an increase in net pricing of $27 million and (iii) incremental sales attributable to acquisitions driven by the acquisition of the Blink® Product Line in July 2023, partially offset by the unfavorable impact of foreign currencies of $20 million, primarily in Asia and Russia.
Our 2023 revenues were negatively impacted due to previously unfulfilled orders at our Lynchburg distribution facility. During the second quarter of 2023, we put into place a system upgrade; however, we incurred disruptions during the implementation of this upgrade, which resulted in slower than normal processing of certain orders, thereby negatively impacting our revenues for the three months ended June 30, 2023. We substantially resolved the Lynchburg implementation disruptions during the first quarter of 2024.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $310 million and $194 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $116 million, or 60%. The increase was primarily driven by: (i) the XIIDRA Acquisition and (ii) the launch of MIEBO® in September 2023. This increase included: (i) incremental sales from the XIIDRA Acquisition of $89 million and (ii) an increase in volumes of $34 million, partially offset by: (i) the unfavorable effect of foreign currencies of $3 million, (ii) a decrease in net realized pricing of $2 million and (iii) the impact of discontinuations of $2 million.
Surgical Segment Revenue
The Surgical segment revenue was $209 million and $195 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $14 million, or 7%. The increase was primarily driven by: (i) increased system sales, (ii) increased demand of consumables and (iii) increased demand of implantables, driven by our premium IOL portfolio. This increase included: (i) an increase in volumes of $12 million and (ii) an increase in net realized pricing of $6 million, partially offset by the unfavorable effect of foreign currencies of $4 million.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,879	100.0%	$1,454	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	109	5.8%	97	6.7%
Returns	24	1.3%	18	1.2%
Rebates	355	18.9%	146	10.0%
Chargebacks	158	8.4%	156	10.8%
Distribution fees	20	1.0%	6	0.4%
Total provisions	666	35.4%	423	29.1%
Net product sales	1,213	64.6%	1,031	70.9%
Other revenues	3		4
Revenues	$1,216		$1,035
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 35.4% and 29.1% for the three months ended June 30, 2024 and 2023, respectively, an increase of 6.3% percentage points, and is primarily attributable to the increase in rebates, primarily as a result of XIIDRA® and MIEBO®.
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
Cost of goods sold was $482 million and $417 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $65 million, or 16%. The increase was primarily driven by costs of sales associated with acquisitions entered into subsequent to June 30, 2023, which includes the amortization of an interim contract and inventory step-up, partially offset by the favorable impact of foreign currencies on cost of goods sold.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $117 million, primarily driven by: (i) the increase in volumes, including related to the launch of MIEBO® during September 2023, (ii) contribution associated with acquisitions entered into subsequent to June 30, 2023 and (iii) the increase in net realized pricing, as previously discussed. These increases were partially offset by the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 39.7% and 40.4% for the three months ended June 30, 2024 and 2023, respectively.
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
SG&A expenses were $535 million and $417 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $118 million, or 28%. The increase was primarily attributable to: (i) higher selling and advertising and promotion costs, primarily attributable to XIIDRA® and the launch of MIEBO® and (ii) higher professional fees.
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
R&D expenses were $84 million and $85 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $1 million, or 1%.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 3 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $74 million and $56 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $18 million, or 32%, primarily due to assets acquired through acquisitions, as previously discussed, partially offset by fully amortized intangible assets no longer being amortized in 2024.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the three months ended June 30, 2024 and 2023 consists of the following:

	Three Months Ended June 30,
(in millions)	2024	2023
Asset impairments	$5	$—
Restructuring and integration costs	6	14
Gain on sale of assets	(1)	—
Litigation and other matters	—	—
Acquisition-related costs	1	2
Acquisition-related contingent consideration	—	1
Other, net	3	—
Other expense, net	$14	$17
Operating income
Operating income was $26 million and $43 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $17 million. This decrease primarily reflects the increases in SG&A and amortization expense, partially offset by the increase in contribution, each as previously discussed.
Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. Segment profit is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. Segment profit is a performance metric utilized by the Company’s CEO, who is the Company’s Chief Operating Decision Maker, to allocate resources to and assess performance of the Company’s segments. See Note 17, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Income before provision for income taxes.

The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$192	28%	$167	26%	$25	15%
Pharmaceuticals	78	25%	68	35%	10	15%
Surgical	4	2%	9	5%	(5)	(56)%
Vision Care Segment Profit
The Vision Care segment profit was $192 million and $167 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $25 million, or 15%. The increase was primarily driven by increased contribution, driven by the increases in volume and pricing, as previously discussed. The increase in contribution was partially offset by higher advertising and promotional expenses in our consumer eye care business driven by the Blink® OTC product line, acquired in July 2023 and BlinkTM NutriTears®, which began launching in June 2024.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $78 million and $68 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $10 million, or 15%. The increase was primarily driven by increased contribution, primarily driven by XIIDRA® and MIEBO®, partially offset by selling and advertising and promotional expenses related to XIIDRA® and MIEBO®.
Surgical Segment Profit
The Surgical segment profit was $4 million and $9 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $5 million, or 56%, primarily due to the increase in revenues being more than offset by: (i) higher cost of sales and (ii) higher selling expenses.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $102 million and $58 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $44 million. The increase is primarily attributable to: (i) interest expense associated with our October 2028 Secured Notes and September 2028 Term Facility (each as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) and (ii) interest expense related to the outstanding balance under our Revolving Credit Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”). See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the October 2028 Secured Notes, September 2028 Term Facility and the Revolving Credit Facility.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $3 million and $9 million for the three months ended June 30, 2024 and 2023, respectively.
Income Taxes
Provision for income taxes were $72 million and $10 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $62 million. The increase in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) a reduction of certain tax attributes recorded in the previous year, (b) the filings of certain tax returns and (c) a change in the deduction for stock compensation.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation

Net loss attributable to Bausch + Lomb Corporation was $151 million and $32 million for the three months ended June 30, 2024 and 2023, respectively, a decrease in our results of $119 million and was primarily due to: (i) the increase in the provision for income taxes of $62 million, (ii) the increase in interest expense of $44 million and (iii) the decrease in our operating results of $17 million, each as previously discussed.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenues
Our revenues were $2,315 million and $1,966 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $349 million, or 18%. The increase was attributable to: (i) incremental sales attributable to acquisitions of $192 million, primarily within our Pharmaceuticals segment, (ii) increased volumes of $145 million across each of our segments and (iii) increased net realized pricing of $63 million, primarily driven by our Vision Care segment. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies of $47 million, primarily in Asia, and (ii) the impact of divestitures and discontinuations of $4 million, particularly the discontinuation of certain products within our Pharmaceuticals and Vision Care segments.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the six months ended June 30, 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$1,332	57%	$1,233	63%	$99	8%
Pharmaceuticals	577	25%	355	18%	222	63%
Surgical	406	18%	378	19%	28	7%
Total revenues	$2,315	100%	$1,966	100%	$349	18%
Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)
The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the six months ended June 30, 2024 and 2023. Constant Currency Revenues (non-GAAP) and Constant Currency Revenue Growth (non-GAAP) are defined in the previous section titled “Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)”.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$1,332	$38	$1,370	$1,233	$137	11%
Pharmaceuticals	577	4	581	355	226	64%
Surgical	406	5	411	378	33	9%
Total	$2,315	$47	$2,362	$1,966	$396	20%
Vision Care Segment Revenue
The Vision Care segment revenue was $1,332 million and $1,233 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $99 million, or 8%. The increase was primarily driven by sales from our dry eye portfolio, PreserVision® and Lumify® within our consumer eye care business and SiHy Daily lenses within our contact lens business. This increase included: (i) an increase in net pricing of $63 million, (ii) an increase in volumes of $51 million and (iii) incremental sales attributable to acquisitions driven by the acquisition of the Blink® Product Line in July 2023, partially offset by: (i) the unfavorable impact of foreign currencies of $38 million, primarily in Asia and Russia, and (ii) the impact of discontinuations.
Our 2023 revenues were negatively impacted due to previously unfulfilled orders at our Lynchburg distribution facility. During the second quarter of 2023, we put into place a system upgrade; however, we incurred disruptions during the implementation of this upgrade, which resulted in slower than normal processing of certain orders, thereby negatively impacting our revenues for the six months ended June 30, 2023. We substantially resolved the Lynchburg implementation disruptions during the first quarter of 2024.

Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $577 million and $355 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $222 million, or 63%. The increase was primarily driven by: (i) the XIIDRA Acquisition, (ii) the launch of MIEBO® in September 2023 and (iii) increased demand of certain products within our generics business. This increase included: (i) incremental sales from the XIIDRA Acquisition of $168 million and (ii) an increase in volumes of $72 million, partially offset by: (i) a decrease in net realized pricing of $11 million, (ii) the unfavorable effect of foreign currencies of $4 million and (iii) the impact of discontinuations of $3 million.
Surgical Segment Revenue
The Surgical segment revenue was $406 million and $378 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $28 million, or 7%. The increase was primarily driven by: (i) increased demand of consumables, (ii) increased demand of implantables, driven by our premium IOL portfolio and (iii) increased system sales. This increase included: (i) an increase in volumes of $22 million and (ii) an increase in net realized pricing of $11 million, partially offset by the unfavorable effect of foreign currencies of $5 million.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,606	100.0%	$2,734	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	208	5.8%	180	6.6%
Returns	48	1.3%	36	1.3%
Rebates	688	19.1%	280	10.2%
Chargebacks	318	8.8%	268	9.8%
Distribution fees	37	1.0%	11	0.4%
Total provisions	1,299	36.0%	775	28.3%
Net product sales	2,307	64.0%	1,959	71.7%
Other revenues	8		7
Revenues	$2,315		$1,966
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 36.0% and 28.3% for the six months ended June 30, 2024 and 2023, respectively, an increase of 7.7% percentage points, and is primarily attributable to the increase in rebates, primarily as a result of XIIDRA® and MIEBO®.
Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $905 million and $788 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $117 million, or 15%. The increase was primarily driven by: (i) costs of sales associated with acquisitions entered into subsequent to June 30, 2023, which includes the amortization of an interim contract and inventory step-up, and (ii) higher volumes.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $231 million, primarily driven by: (i) the increase in volumes, including related to the launch of MIEBO® during September 2023, (ii) contribution associated with acquisitions entered into subsequent to June 30, 2023 and (iii) the increase in net realized pricing, as previously discussed. These increases were partially offset by the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 39.2% and 40.2% for the six months ended June 30, 2024 and 2023, respectively.

Selling, General and Administrative Expenses
SG&A expenses were $1,039 million and $835 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $204 million, or 24%. The increase was primarily attributable to higher selling and advertising and promotion costs, primarily attributable to XIIDRA®, the launch of MIEBO® within our Pharmaceuticals segment and Lumify® and the Blink® product line within our U.S. consumer business.
Research and Development Expenses
R&D expenses were $166 million and $162 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $4 million, or 2%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Amortization of Intangible assets was $148 million and $113 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $35 million, or 31%, primarily due to assets acquired through acquisitions, as previously discussed, partially offset by fully amortized intangible assets no longer being amortized in 2024.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the six months ended June 30, 2024 and 2023 consists of the following:

	Six Months Ended June 30,
(in millions)	2024	2023
Asset impairments	$5	$—
Restructuring and integration costs	17	22
Gain on sale of assets	(5)	—
Litigation and other matters	1	—
Acquisition-related costs	1	3
Acquisition-related contingent consideration	1	1
Other, net	3	—
Other expense, net	$23	$26
Operating Income
Operating income for the six months ended June 30, 2024 and 2023 was $32 million and $41 million, respectively, a decrease of $9 million, or 22%. This decrease primarily reflects the increases in SG&A and amortization expense, partially offset by the increase in contribution, each as previously discussed.
Segment Profit
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the six months ended June 30, 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$370	28%	$321	26%	$49	15%
Pharmaceuticals	131	23%	114	32%	17	15%
Surgical	15	4%	20	5%	(5)	(25)%
Vision Care Segment Profit
The Vision Care segment profit was $370 million and $321 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $49 million, or 15%. The increase was primarily driven by increased contribution, driven by: (i) the increases in volume and pricing, as previously discussed and (ii) higher manufacturing efficiency ramp-up costs of our Daily SiHy lenses during the six months ended June 30, 2023. The increase in contribution was partially offset by higher advertising and promotional expenses in our consumer eye care business driven by Lumify®, Blink® OTC product line, acquired in July 2023 and BlinkTM NutriTears®, which began launching in June 2024.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $131 million and $114 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $17 million, or 15%. The increase was primarily driven by increased contribution, primarily driven by XIIDRA® and MIEBO®, partially offset by selling and advertising and promotional expenses related to XIIDRA® and MIEBO®.
Surgical Segment Profit
The Surgical segment profit was $15 million and $20 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $5 million, or 25%, primarily due to the increase in revenues being offset by: (i) higher cost of sales and (ii) higher selling expenses.
Non-Operating Income and Expense
Interest Expense
Interest expense was $201 million and $108 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $93 million. The increase was primarily attributable to: (i) interest expense associated with our October 2028 Secured Notes and September 2028 Term Facility (each as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”), (ii) interest expense related to the outstanding balance under our Revolving Credit Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) and (iii) increased interest expense associated with the May 2027 Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”). See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the May 2027 Term Facility and the Revolving Credit Facility.
Foreign Exchange and Other
Foreign exchange and other was a net loss of $3 million and $15 million for the six months ended June 30, 2024 and 2023, respectively.
Income Taxes
Provision for income taxes was $145 million and $43 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $102 million. The increase in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) establishing a valuation allowance in Canada during the previous year, (b) the filings of certain tax returns and (c) a change in the deduction for stock compensation.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation for the six months ended June 30, 2024 and 2023 was $318 million and $122 million, respectively, a decrease in our results of $196 million, and was primarily due to: (i) the increase in the provision for income taxes of $102 million, (ii) the increase in interest expense of $93 million and (iii) the decrease in our operating results of $9 million, each as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Net cash provided by (used in) operating activities	$56	$(80)	$136
Net cash used in investing activities	(131)	(92)	(39)
Net cash provided by financing activities	52	181	(129)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9)	3	(12)
Net (decrease) increase in cash and cash equivalents and restricted cash	(32)	12	(44)
Cash and cash equivalents and restricted cash, beginning of period	334	380	(46)
Cash and cash equivalents and restricted cash, end of period	$302	$392	$(90)
Operating Activities
Net cash provided by operating activities was $56 million for the six months ended June 30, 2024, as compared to net cash used by operating activities of $80 million for the six months ended June 30, 2023, an increase of $136 million.
Net cash provided by operating activities for the six months ended June 30, 2024 was positively impacted by our net earnings, excluding non-cash expenses and other adjustments primarily for depreciation and amortization, deferred income taxes and share-based compensation, partially offset by changes in our operating assets and liabilities driven by: (i) interest payments associated with our October 2028 Secured Notes, (ii) the increase in Trade receivables, net driven by the increase and timing of sales and (iii) the increase in inventories.
Net cash used in operating activities for the six months ended June 30, 2023 was negatively impacted by a strategic increase in inventories in anticipation of future product launches and to help mitigate supply-chain challenges and timing of payments.
Investing Activities
Net cash used in investing activities was $131 million and $92 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $39 million and was primarily driven by increases in purchases of property, plant and equipment, partially offset by cash used in the 2023 acquisition of AcuFocus, as previously discussed.
Financing Activities
Net cash provided by financing activities was $52 million and $181 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $129 million. The decrease is primarily attributable to less borrowings under the Revolving Credit Facility and higher repayments of debt. For the six months ended June 30, 2024, issuances of long-term debt, net of discounts were $125 million, representing borrowings under the Revolving Credit Facility and repayments of debt were $65 million, which included $50 million of repayments under the Revolving Credit Facility. For the six months ended June 30, 2023, issuances of long-term debt, net of discounts were $200 million, representing borrowings under the Revolving Credit Facility and repayments were $13 million.
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
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The May 2027 Term Facility and September 2028 Term Facility are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros, and pounds sterling (and, subject to the Suspension of Rights Agreement, Canadian dollars). As of June 30, 2024, the principal amounts outstanding under the May 2027 Term Facility and September 2028 Term Facility were $2,450 million and $496 million, respectively. As of June 30, 2024, the Company had $350 million of outstanding borrowings, $29 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions of $121 million under its Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on the Company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the May 2027 Term Facility and September 2028 Term Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on the Company’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at June 30, 2024 ranges from 8.18% to 8.19% per annum. In addition, we are required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. We are also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.

Borrowings under the May 2027 Term Facility bear interest at a rate per annum equal to, at our option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based borrowings under the May 2027 Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Term Facility at June 30, 2024 was 8.69% per annum.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at June 30, 2024 was 9.34% per annum.
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
The amortization rate for the May 2027 Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2024, the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $69 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2024, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $20 million through June 2028, with the remaining term loan balance being due in September 2028.
Description of Senior Secured Notes
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “October 2028 Secured Notes”). A portion of the proceeds from the October 2028 Secured Notes, along with the proceeds of September 2028 Term Facility, were used to finance the $1,750 million upfront payment related to the acquisition of XIIDRA® and certain other ophthalmology assets from Novartis and related acquisition-related transaction and financing costs. The October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2024.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2024 and December 31, 2023 was 8.63% and 8.65%, respectively.
Credit Ratings
As of the date of this filing, August 1, 2024, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
In addition to our working capital requirements, as of the date of this filing, August 1, 2024, we expect our primary cash requirements for the period July 1, 2024 through December 31, 2024 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $200 million and mandatory debt amortization payments of $15 million for the period July 1, 2024 through December 31, 2024 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations” included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $110 million for property, plant and equipment for the period July 1, 2024 through December 31, 2024.
Acquisition of AcuFocus, Inc.
As previously discussed, on January 17, 2023, the Company acquired AcuFocus, Inc. (“AcuFocus”) for an up-front purchase price of $35 million, $31 million of which was paid in January 2023, with the remaining purchase price paid during the 18 months following date of the transaction. If certain future sales-based milestones relating to the AcuFocus business are achieved between the closing date of the acquisition and December 31, 2027, additional payments by the Company will become due in future years.

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
Future Litigation
In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 16, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements for further details of these matters. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.
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
At July 24, 2024, we had 351,895,407 issued and outstanding common shares. In addition, as of July 24, 2024, we had outstanding approximately 9,100,000 stock options and 7,000,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 4,000,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 10,500,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024.
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
•our status as a controlled company, and the possibility that BHC’s interest may conflict with our interests and the interests of our other securityholders and other stakeholders;
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
For additional information, see Note 16, “LEGAL PROCEEDINGS” of notes to the unaudited interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 21, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Employee Matters Agreement Amendment
On July 31, 2024, Bausch + Lomb Corporation (“Bausch + Lomb”) and Bausch Health Companies Inc. (“BHC”) entered into the Amended and Restated Employee Matters Agreement (the “Amended EMA”), subject to certain applicable approvals. Under the Amended EMA:
•each award of BHC time-based restricted share units (including any matching restricted share unit) (“BHC RSUs”) and of BHC performance-based restricted share units (“BHC PSUs”) that was granted prior to July 19, 2024 (or, with respect to new hire grants, prior to December 31, 2024) (the “Reference Date”) and that is held by a then-current BHC employee, Bausch + Lomb employee or director serving on the BHC Board of Directors (but not directors solely serving on the Bausch + Lomb Board of Directors (the “Board”)) (“BHC Director”) (including any employees located in Canada) as of immediately prior to the date of the consummation of BHC’s spin-off distribution of Bausch + Lomb common shares (the “Distribution Date”), in each case, will be equitably adjusted on the Distribution Date to reflect the spin-off distribution and preserve the value of such awards in accordance with the existing methodology set forth in Section 8.02(a) of the Amended EMA as follows: (i) the holder will continue to hold the same number of BHC RSUs and BHC PSUs, as applicable and (ii) the holder will receive a target number of Bausch + Lomb restricted stock units (“B+L RSUs”) and Bausch + Lomb performance-based restricted share units (“B+L PSUs”), determined by multiplying (A) the target number of BHC RSUs or BHC PSUs by (B) the “basket ratio” (as defined in the Arrangement Agreement by and between BHC and Bausch + Lomb, dated as of April 28, 2022, as may be amended from time to time), rounded down to the nearest whole share;
•each BHC RSU and BHC PSU granted on or following the applicable Reference Date held by any then-current BHC employee or BHC Director as of immediately prior to the Distribution Date will be equitably adjusted to reflect the spin-off distribution and preserve the value of such awards by converting such awards into an adjusted BHC RSU or BHC PSU, as applicable, in each case, with the number of adjusted BHC RSUs and BHC PSUs to be determined in accordance with the existing methodology set forth in Section 8.02(b) of the Amended EMA;
•each BHC RSU and BHC PSU (i) granted on or following the applicable Reference Date held by any then-current employee of Bausch + Lomb as of immediately prior to the Distribution Date or (ii) held by any director who serves on the Board (but not on BHC’s Board of Directors) as of immediately following the Distribution Date, in each case, will be equitably adjusted to reflect the spin-off distribution and preserve the value of such awards by converting such awards into a B+L RSU or B+L PSU, as applicable, in each case, with such number to be determined in accordance with the existing methodology set forth in Section 8.02(c) of the Amended EMA;
•each outstanding option to purchase shares of BHC common stock (“BHC Options”) held by any then-current Bausch + Lomb employee as of immediately prior to the Distribution Date will be equitably adjusted to reflect the spin-off distribution by converting such award into an option to purchase shares of Bausch + Lomb’s common stock, with the number of shares of Bausch + Lomb’s common stock underlying the options and the applicable exercise price to be determined by Bausch + Lomb’s Talent and Compensation Committee (the “Committee”) of the Board in a manner intended to preserve the aggregate intrinsic value of the corresponding BHC Options (provided that the treatment of the BHC Options held by all other individuals will remain consistent with the current EMA); and
•conforming updates to reflect the fact that BHC suspended the initial public offering of the Solta Medical segment effective as of June 16, 2022.
The application of the methodologies referenced above and detailed in the Amended EMA for equitably adjusting the above-described equity awards to reflect the spin-off distribution are dependent on a number of factors, including but not limited to, the BHC share price, the Bausch + Lomb share price, the number of outstanding common shares of BHC and Bausch + Lomb at or around the time of the Distribution Date, future award vesting and/or forfeiture events and the time the Distribution Date occurs. As a result, the number of awards and underlying shares that may ultimately be subject to adjustment and conversion (and resulting therefrom) as of the Distribution Date pursuant to the Amended EMA are not reliably estimable as of the date hereof and may differ materially from current expectations.
Amendment to Founder Equity Awards
On July 31, 2024, the Committee approved an amendment to the equity incentive awards originally granted to certain of our employees (including our named executive officers (“NEOs”)) in connection with our initial public offering in May 2022 (the “IPO Founder Grants”) under the Bausch + Lomb 2022 Omnibus Incentive Plan (as amended and restated and as further amended and restated, the “Plan”). Pursuant to this amendment, with respect to IPO Founder Grants held by current employees of Bausch + Lomb or one of its subsidiaries, in the event that the Distribution Date does not occur on or before May 5, 2026, the existing vesting condition requiring the Distribution Date to occur before such IPO Founder Grants can vest and become exercisable, as applicable, and will cease to apply to such IPO Founder Grants (and, as a result, the awards will thereafter only be subject to time-based vesting conditions). To the extent that any of the IPO Founder Grants satisfied the time-based vesting conditions prior to May 5, 2026, then the awards will be deemed vested and exercisable, as applicable, as of such date. Except as noted above, the IPO Founder Grants will otherwise remain subject to the existing terms and conditions of the Plan and the applicable award agreements, as previously disclosed by Bausch + Lomb.
Amendment to PSU Performance Goals
On July 31, 2024, the Committee approved amendments to the performance goals applicable to the following B+L PSU awards granted to certain of our eligible current employees of (including our NEOs) pursuant to the Plan: (i) the 2023 annual relative total shareholder return (“rTSR”) PSUs (the “2023 rTSR Annual PSUs”), (ii) the 2024 annual rTSR PSUs (the “2024 rTSR Annual PSUs”) and (iii) the “outperformance” PSUs granted in 2024 (the “Outperformance PSUs,” and, together with the 2023 rTSR Annual PSUs and 2024 rTSR Annual PSUs, the “Covered PSUs”).
Pursuant to these amendments, with respect to the Covered PSUs held by current employees of Bausch + Lomb and its subsidiaries, (i) if the Distribution Date does not occur prior to the date that is 120 calendar days before the first day of the applicable “TSR Measurement Start Date” (as defined below) applicable to such Covered PSUs (such applicable date, the “Performance Assessment Cut-off Date”), then (A) in the case of the 2023 rTSR Annual PSUs and the 2024 rTSR Annual PSUs, the applicable rTSR performance metric applicable to such Covered PSUs shall be deemed achieved at the target performance level (100%) and (B) in the case of the Outperformance PSUs, the applicable relative total shareholder return modifier performance metric will no longer apply and (ii) if the Distribution Date occurs prior to the Performance Assessment Cut-off Date, then the relative total shareholder return performance metric applicable to such Covered PSUs shall be measured based on actual achievement of the relative total shareholder return performance metric as of the end of the original last day of the performance period for the applicable Covered PSUs in accordance with the existing terms of the applicable Covered PSU award agreement. For purposes of the above, the “TSR Measurement Start Date” means the 20 consecutive trading day period preceding the last day of the rTSR performance period applicable to the award of Covered PSUs.
The achievement of the total shareholder return performance goals for any B+L PSUs granted under the Plan will be calculated in a manner that does not take into account the issuance of any common shares of B+L pursuant to the equitable adjustments applicable to BHC equity awards as set forth in Section 8.02(a) of the Amended EMA.

Except as noted above, the Covered PSUs will otherwise remain subject to the existing terms and conditions of the Plan and the applicable award agreements, as previously disclosed by Bausch + Lomb.
Item 6. Exhibits

3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1*	Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, as amended and restated effective as of May 29, 2024.
10.2*	Amended and Restated Employee Matters Agreement, dated as of July 31, 2024, by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation.†
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bausch + Lomb Corporation (Registrant)

Date:	August 1, 2024	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	August 1, 2024	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1*	Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, as amended and restated effective as of May 29, 2024.
10.2*	Amended and Restated Employee Matters Agreement, dated as of July 31, 2024, by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation.†
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.