Form 10-Q
period 2024-09-30
Bausch & Lomb Corp
filed 2024-10-30
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 352,164,025 shares outstanding as of October 23, 2024.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Form 10-Q”) to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2024.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products, including XIIDRA®; expected R&D and marketing spend; our expected primary cash and working capital requirements for the remainder of 2024 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement, as amended (the “Amended Credit Agreement”) and in the indenture governing our October 2028 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact from the ongoing conflicts between Russia and Ukraine and in the Middle East involving Israel, Hamas and other countries and militant groups in the region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “schedule,” “continue,” “future,” “will,” “may,” “can,” “might,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “timeline,” “forecast,” “outlook,” “guidance,” “seek,” “strive,” “suggest,” “prospective,” “strategy,” “indicative,” “ongoing,” “decrease” or “increase” and positive and negative variations thereof or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
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
•the risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined herein), the expected timing of completion of the Separation and its terms (including the expectation that if the Separation is to be effected through the Distribution (as defined herein), it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors, including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the Separation will occur at all, or that any such transaction will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•the risks and uncertainties relating to acquisitions and other business development transactions we may pursue, seek to complete and/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”)), including risks that we may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all and risks relating to any increased levels of debt as a result of debt incurred to finance such acquisitions and transactions;
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
•our ability to manage the transition to any new executive officers and key employees, the success of such individuals in assuming their respective roles and the ability of such individuals to implement and achieve the strategies and goals of the Company as they develop;
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
•risks associated with the ongoing conflict in the Middle East involving Israel, Hamas and other countries and militant groups in the region, including its potential continued escalation and expansion and the potential impact on our operations, sale of products and revenues in this region;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$329	$331
Restricted cash	21	3
Trade receivables, net	943	839
Inventories, net	1,119	1,028
Prepaid expenses and other current assets (Note 4)	416	541
Total current assets	2,828	2,742
Property, plant and equipment, net	1,481	1,390
Intangible assets, net	3,384	3,589
Goodwill	4,581	4,575
Deferred tax assets, net	931	921
Other non-current assets (Note 4)	310	225
Total assets	$13,515	$13,442
Liabilities
Current liabilities:
Accounts payable (Note 4)	$455	$522
Accrued and other current liabilities	1,316	1,027
Current portion of long-term debt	30	30
Total current liabilities	1,801	1,579
Deferred tax liabilities, net	12	14
Other non-current liabilities	442	397
Long-term debt	4,599	4,532
Total liabilities	6,854	6,522
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, unlimited shares authorized, 352,077,427 and 350,913,804 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	8,405	8,349
Accumulated deficit	(568)	(254)
Accumulated other comprehensive loss	(1,248)	(1,245)
Total Bausch + Lomb Corporation shareholders’ equity	6,589	6,850
Noncontrolling interest	72	70
Total equity	6,661	6,920
Total liabilities and equity	$13,515	$13,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Product sales	$1,192	$1,004	$3,499	$2,963
Other revenues	4	3	12	10
	1,196	1,007	3,511	2,973
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	464	391	1,369	1,179
Cost of other revenues	—	1	2	2
Selling, general and administrative (Note 4)	511	418	1,550	1,253
Research and development	84	82	250	244
Amortization of intangible assets	72	47	220	160
Other expense, net	22	28	45	54
	1,153	967	3,436	2,892
Operating income	43	40	75	81
Interest income	4	4	10	12
Interest expense	(100)	(76)	(301)	(184)
Foreign exchange and other	(5)	(3)	(8)	(18)
Loss before provision for income taxes	(58)	(35)	(224)	(109)
Benefit from (provision for) income taxes	66	(45)	(79)	(88)
Net income (loss)	8	(80)	(303)	(197)
Net income attributable to noncontrolling interest	(4)	(4)	(11)	(9)
Net income (loss) attributable to Bausch + Lomb Corporation	$4	$(84)	$(314)	$(206)

Basic and diluted income (loss) per share attributable to Bausch + Lomb Corporation	$0.01	$(0.24)	$(0.89)	$(0.59)

Basic weighted-average common shares	351.9	350.8	351.7	350.4

Diluted weighted-average common shares	353.9	350.8	351.7	350.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$8	$(80)	$(303)	$(197)
Other comprehensive income (loss)
Foreign currency translation adjustment	61	(70)	(1)	(59)
Pension and postretirement benefit plan adjustments, net of income taxes	(1)	(1)	(1)	(2)
Other comprehensive income (loss)	60	(71)	(2)	(61)
Comprehensive income (loss)	68	(151)	(305)	(258)
Comprehensive income attributable to noncontrolling interest	(6)	(3)	(12)	(7)
Comprehensive income (loss) attributable to Bausch + Lomb Corporation	$62	$(154)	$(317)	$(265)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended September 30, 2024
Balances, July 1, 2024	351.8	$—	$8,382	$(572)	$(1,306)	$6,504	$76	$6,580
Common shares issued under share-based compensation plans	0.3	—	—	—	—	—	—	—
Share-based compensation	—	—	24	—	—	24	—	24
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net income	—	—	—	4	—	4	4	8
Other comprehensive income	—	—	—	—	58	58	2	60
Balances, September 30, 2024	352.1	$—	$8,405	$(568)	$(1,248)	$6,589	$72	$6,661

	Three Months Ended September 30, 2023
Balances, July 1, 2023	350.5	$—	$8,321	$(116)	$(1,247)	$6,958	$72	$7,030
Common shares issued under share-based compensation plans	0.3	—	—	—	—	—	—	—
Share-based compensation	—	—	16	—	—	16	—	16
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(84)	—	(84)	4	(80)
Other comprehensive loss	—	—	—	—	(70)	(70)	(1)	(71)
Balances, September 30, 2023	350.8	$—	$8,334	$(200)	$(1,317)	$6,817	$66	$6,883

	Nine Months Ended September 30, 2024
Balances, January 1, 2024	350.9	$—	$8,349	$(254)	$(1,245)	$6,850	$70	$6,920
Common shares issued under share-based compensation plans	1.2	—	—	—	—	—	—	—
Share-based compensation	—	—	65	—	—	65	—	65
Employee withholding taxes related to share-based awards	—	—	(9)	—	—	(9)	—	(9)
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(314)	—	(314)	11	(303)
Other comprehensive (loss) income	—	—	—	—	(3)	(3)	1	(2)
Balances, September 30, 2024	352.1	$—	$8,405	$(568)	$(1,248)	$6,589	$72	$6,661

	Nine Months Ended September 30, 2023
Balances, January 1, 2023	350.0	$—	$8,285	$6	$(1,258)	$7,033	$68	$7,101
Common shares issued under share-based compensation plans	0.8	—	—	—	—	—	—	—
Share-based compensation	—	—	58	—	—	58	—	58
Employee withholding taxes related to share-based awards	—	—	(9)	—	—	(9)	—	(9)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(206)	—	(206)	9	(197)
Other comprehensive loss	—	—	—	—	(59)	(59)	(2)	(61)
Balances, September 30, 2023	350.8	$—	$8,334	$(200)	$(1,317)	$6,817	$66	$6,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(303)	$(197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	330	266
Amortization and write-off of debt premiums, discounts and issuance costs	15	25
Asset impairments	5	—
Allowances for losses on trade receivables and inventories	17	13
Deferred income taxes	(38)	(9)
Gain on sale of assets	(5)	—
Share-based compensation	65	58
Foreign exchange gain	7	11
Gain excluded from hedge effectiveness	(10)	(10)
Amortization of interim contract and inventory step-up resulting from acquisitions	61	—
Other	(29)	(2)
Changes in operating assets and liabilities:
Trade receivables	(108)	(82)
Inventories	(161)	(144)
Prepaid expenses and other current assets	131	(18)
Accounts payable, accrued and other liabilities	233	57
Net cash provided by (used in) operating activities	210	(32)
Cash Flows From Investing Activities
Acquisitions and other investments	(47)	(1,892)
Purchases of property, plant and equipment	(199)	(97)
Purchases of marketable securities	(7)	(13)
Proceeds from sale of marketable securities	11	14
Proceeds from sale of assets and businesses, net of costs to sell	2	1
Interest settlements from cross-currency swaps	13	13
Net cash used in investing activities	(227)	(1,974)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	125	2,180
Repayments of debt	(73)	(154)
Payment of employee withholding taxes related to share-based awards	(9)	(9)
Payments of financing costs	—	(16)
Payments of noncontrolling interest distributions	(10)	(9)
Other	(1)	—
Net cash provided by financing activities	32	1,992
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	(6)
Net increase (decrease) in cash and cash equivalents and restricted cash	16	(20)
Cash and cash equivalents and restricted cash, beginning of period	334	380
Cash and cash equivalents and restricted cash, end of period	$350	$360

Non-cash Investing and Financing Activities
Accrued purchases of property, plant and equipment	$47	$34
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Pharmaceuticals segment which consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables, instruments and technologies for the treatment of cataracts, corneal and vitreous and retinal eye conditions, which includes intraocular lenses (“IOLs”) and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for ophthalmic surgery. See Note 17, “SEGMENT INFORMATION” for additional information regarding these reportable segments. Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.2% of the issued and outstanding common shares of Bausch + Lomb as of October 23, 2024.
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
The registration statement related to the initial public offering (the “IPO”) of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its Canadian base PREP prospectus on May 5, 2022. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. As of October 23, 2024, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.2% of the issued and outstanding common shares of Bausch + Lomb.
The completion of the full Separation of Bausch + Lomb may be accomplished by the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”). The Distribution is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals and other factors and is subject to various risk factors. Bausch + Lomb understands that BHC continues to believe that completing the Separation makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public statements.

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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the nine months ended September 30, 2024.
Recently Issued Accounting Standards, Not Adopted as of September 30, 2024
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. Retrospective application is required for all periods presented in the financial statements. The Company does not expect the adoption of this ASU to have a material impact on its unaudited Condensed Consolidated Financial Statements, other than with respect to expanded disclosures.
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

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2024	$141	$66	$226	$67	$18	$518
Current period provision	315	74	1,046	468	57	1,960
Payments and credits	(316)	(56)	(823)	(479)	(46)	(1,720)
Reserve balance, September 30, 2024	$140	$84	$449	$56	$29	$758
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $38 million and $35 million as of September 30, 2024 and January 1, 2024, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2024, included in Payments and credits in the table above, are payments made, or to be made, by Novartis, on behalf of the Company, in accordance with the agreements associated with the XIIDRA Acquisition (as defined below).

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
The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Balance, beginning of period	$21	$22
Provision	2	3
Write-offs	(3)	(2)
Foreign exchange and other	(1)	(1)
Balance, end of period	$19	$22

4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. Accordingly, certain corporate and shared costs prior to May 10, 2022 were allocated to Bausch + Lomb and reflected as expenses in the unaudited Condensed Consolidated Financial Statements. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of October 23, 2024, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.2% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $31 million and $43 million as of September 30, 2024 and December 31, 2023, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $47 million and $55 million as of September 30, 2024 and December 31, 2023, respectively, of which $28 million and $36 million are included within Prepaid expenses and other current assets and $19 million and $19 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
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
•Employee Matters Agreement - In connection with the completion of the B+L IPO, Bausch + Lomb has entered into an Employee Matters Agreement with BHC that governs, among other things, the allocation of employee-related liabilities, the mechanics for the transfer of Bausch + Lomb employees, the treatment of outstanding BHC equity awards solely in connection with the Distribution and the treatment of Bausch + Lomb employees’ participation in BHC’s retirement and health and welfare plans. On July 31, 2024, Bausch + Lomb and BHC entered into an Amended and Restated Employee Matters Agreement which, among other things, sets forth revised terms for the treatment of certain BHC equity awards solely in connection with the Distribution.
In addition to the previously discussed agreements, Bausch + Lomb has entered into certain other agreements with BHC including, but not limited to, the Intellectual Property Matters Agreement and the Real Estate Matters Agreement that provide a framework for the ongoing relationship with BHC.
Charges incurred related to the above agreements were $5 million and $2 million for the nine months ended September 30, 2024 and 2023, respectively, and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

5.ACQUISITIONS
2024 Acquisitions
During July 2024, the Company, through an affiliate, acquired TearLab Corporation, d/b/a Trukera Medical ("Trukera Medical") from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand the Company's presence in the dry eye market. The acquisition of Trukera Medical has been accounted for as a business combination under the acquisition method of accounting. As of the acquisition date (July 19, 2024), the Company allocated the aggregate purchase consideration of approximately $24 million based on estimated fair values, which included recording $16 million of identifiable intangible assets, $6 million of other net assets and $2 million of goodwill.
The intangible assets acquired, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Product brand	$14	10
Customer relationships	2	7
Total Intangible assets, net	$16
The assets acquired and liabilities assumed are included within the Company's Surgical segment. Revenues and operating results associated with Trukera Medical during the period from July 19, 2024 through September 30, 2024 were not material. Pro forma revenues and operating results for the three and nine months ended September 30, 2024 and 2023 were not material.
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

Pro Forma Financial Information
The following table presents the unaudited pro forma condensed combined results of the Company and the acquired assets for the three and nine months ended September 30, 2023 as if the XIIDRA Acquisition had occurred on January 1, 2023:

(in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenues	$1,071	$3,222
Net loss attributable to Bausch + Lomb Corporation	$(168)	$(425)
The unaudited pro forma condensed combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and the acquired assets. In order to reflect the occurrence of the acquisition on January 1, 2023 as required, the unaudited pro forma financial information includes adjustments to reflect amortization expense of the identifiable intangible assets acquired, the incremental cost of products sold related to the fair value adjustments associated with the terms of an interim contract to purchase inventory, as embedded within the agreements associated with the XIIDRA Acquisition, elimination of historical impairments and accretion expenses related to historical contingent considerations recorded by Novartis, the recording of new/assumed contingent consideration accretion expense, the additional interest expense associated with the issuance of debt to finance the acquisition and the tax impact of each of the aforementioned adjustments. The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the XIIDRA Acquisition been completed on January 1, 2023. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
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

	September 30, 2024				December 31, 2023
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$88	$81	$7	$—	$44	$36	$8	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$1	$—	$1	$—
Liabilities:
Acquisition-related contingent consideration	$46	$—	$—	$46	$44	$—	$—	$44
Foreign currency exchange contracts	$4	$—	$4	$—	$4	$—	$4	$—
Cross-currency swaps	$94	$—	$94	$—	$84	$—	$84	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the nine months ended September 30, 2024 and 2023.
Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of September 30, 2024, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company's cross-currency swaps as included in the Condensed Consolidated Balance Sheets are as follows:

(in millions)	September 30, 2024	December 31, 2023
Other non-current liabilities	$97	$90
Prepaid expenses and other current assets	$3	$6
Net fair value	$94	$84
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
(Loss) gain recognized in Other comprehensive loss	$(33)	$21	$(7)	$(2)
Gain excluded from assessment of hedge effectiveness	$3	$3	$10	$10
Location of gain of excluded component	Interest expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the nine months ended September 30, 2024 and 2023. The Company received $13 million in interest settlements for each of the nine months ended September 30, 2024 and 2023, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of September 30, 2024, these contracts had an aggregate notional amount of $333 million.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 are as follows:

(in millions)	September 30, 2024	December 31, 2023
Accrued and other current liabilities	$(4)	$(4)
Prepaid expenses and other current assets	$1	$1
Net fair value	$(3)	$(3)
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Loss related to changes in fair value	$(3)	$—	$—	$(2)
(Loss) gain related to settlements	$(1)	$(1)	$—	$2
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2024, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 11% to 28%, and a weighted average risk-adjusted discount rate of 11%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at September 30, 2024.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023:

(in millions)	2024		2023
Balance, as of January 1,		$44		$4
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$3		$1
Fair value adjustments due to changes in estimates of future payments	(1)		(1)
Acquisition-related contingent consideration adjustments		2		—
Additions (Note 5)		1		38
Payments/Settlements		(1)		—
Balance, as of September 30,		46		42
Current portion included in Accrued and other current liabilities		4		4
Non-current portion		$42		$38
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2024 and December 31, 2023 was $4,753 million and $4,668 million, respectively, and was estimated using the quoted market prices for similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2024	December 31, 2023
Raw materials	$284	$261
Work in process	97	100
Finished goods	738	667
	$1,119	$1,028
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,360	$(2,788)	$1,572	$4,342	$(2,581)	$1,761
Corporate brands	85	(16)	69	85	(11)	74
Product rights/patents	997	(970)	27	993	(954)	39
Other	78	(65)	13	75	(63)	12
Total finite-lived intangible assets	5,520	(3,839)	1,681	5,495	(3,609)	1,886
Acquired in-process research and development intangible asset	5	—	5	5	—	5
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$7,223	$(3,839)	$3,384	$7,198	$(3,609)	$3,589
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
Asset impairments during the nine months ended September 30, 2024 were $5 million related to a product brand discontinuation. Asset impairments during the nine months ended September 30, 2023 were not material.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2024 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2024	2025	2026	2027	2028	2029	Thereafter	Total
Amortization	$68	$242	$212	$210	$209	$207	$533	$1,681

Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2024 and the year ended December 31, 2023 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2023	$3,549	$645	$313	$4,507
Acquisitions (Note 5)	—	23	8	31
Foreign exchange	7	25	5	37
Balance, December 31, 2023	3,556	693	326	4,575
Acquisitions (Note 5)	—	—	2	2
Foreign exchange	(5)	7	2	4
Balance, September 30, 2024	$3,551	$700	$330	$4,581
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
September 30, 2024 Interim Assessment
No events occurred or circumstances changed during the period from October 1, 2023 (the last time goodwill was tested for all reporting units) through September 30, 2024 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges from October 1, 2023 through September 30, 2024.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2024	December 31, 2023
Product Rebates	$411	$191
Employee Compensation and Benefit Costs	221	233
Product Returns	84	66
Discounts and Allowances	74	84
Income Taxes Payable	67	19
Interest	66	44
Other	393	390
	$1,316	$1,027
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		September 30, 2024		December 31, 2023
(in millions)	Maturity	Principal Amount	Net of Issuance Costs	Principal Amount	Net of Issuance Costs
Senior Secured Credit Facilities
Revolving Credit Facility	May 2027	$350	$350	$275	$275
May 2027 Term Facility	May 2027	2,444	2,413	2,462	2,423
September 2028 Term Facility	September 2028	495	485	499	487
Senior Secured Notes
8.375% Secured Notes	October 2028	1,400	1,381	1,400	1,377
Total long-term debt		$4,689	4,629	$4,636	4,562
Less: Current portion of long-term debt			30		30
Non-current portion of long-term debt			$4,599		$4,532
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
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the "September 2023 Credit Facility Amendment") to the Company’s existing Credit Agreement (the Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the "September 2028 Term Facility" and, together with the May 2027 Term Facility and the Revolving Credit Facility, the “Senior Secured Credit Facilities”). A portion of the proceeds from the September 2028 Term Facility and October 2028 Secured Notes (as defined below) were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 5, “ACQUISITIONS”) and related acquisition and financing costs.
On April 19, 2024, Bausch + Lomb entered into a Suspension of Rights Agreement (the “Suspension of Rights Agreement”) with respect to the Credit Agreement, pursuant to which Canadian dollar-denominated loans ceased to be available from June 28, 2024 until such date as the parties enter into an amendment of the Credit Agreement (a “CDOR Replacement Amendment”) to replace the Canadian Dollar Offered Rate with an alternative benchmark with respect to Canadian dollar-denominated loans.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The May 2027 Term Facility and September 2028 Term Facility are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros and pounds sterling (and, subject to effectiveness of a CDOR Replacement Amendment, Canadian dollars). As of September 30, 2024, the principal amounts outstanding under the May 2027 Term Facility and September 2028 Term Facility were $2,444 million and $495 million, respectively. As of September 30, 2024, the Company had $350 million of outstanding borrowings, $29 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $121 million under its Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the May 2027 Term Facility and September 2028 Term Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at September 30, 2024 ranges from 7.70% to 7.97% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the May 2027 Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based borrowings under the May 2027 Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Term Facility at September 30, 2024 was 8.27% per annum.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at September 30, 2024 was 8.85% per annum.
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
The amortization rate for the May 2027 Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2024, the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $63 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2024, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $19 million through June 2028, with the remaining term loan balance being due in September 2028.
Senior Secured Notes
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the "October 2028 Secured Notes"). A portion of the proceeds from the October 2028 Secured Notes, along with the proceeds of September 2028 Term Facility, were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 5, “ACQUISITIONS”) and related acquisition-related transaction and financing costs. The October 2028 Secured Notes accrue interest at a rate of 8.375% per year, payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2024.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2024 and December 31, 2023 was 8.34% and 8.65%, respectively.
Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the remainder of 2024, five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2024	$8
2025	30
2026	30
2027	2,742
2028	1,879
2029	—
Thereafter	—
Total gross maturities	4,689
Unamortized discounts	(60)
Total long-term debt and other	$4,629
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
As of September 30, 2024, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Condensed Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
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
Approximately 20,900,000 common shares were available for future grants as of September 30, 2024. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
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
The OPG PSUs may be earned between 0% and 300% based on the level of achievement of: (i) a revenue metric (measured for fiscal year 2026) and (ii) a relative total shareholder return (“TSR”) metric (if applicable). Any OPG PSUs that are earned will vest on February 28, 2027, subject generally to the Executive’s continued employment through such date, except in limited circumstances set forth in the applicable award agreement.
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
During July 2024, the Talent and Compensation Committee of the Board of Directors approved certain amendments to: (i) the TSR performance metric of certain PSU awards, including the previously granted OPG PSU and (ii) the time-based vesting conditions of awards previously granted to certain eligible recipients in connection with the B+L IPO (the "IPO Founder Grants"). The Company began accounting for these modifications during the quarter ended September 30, 2024. These modifications did not have a material impact on the Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2024.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three and nine months ended

September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Stock options	$3	$3	$7	$9
PSUs/RSUs	21	13	58	49
Share-based compensation expense	$24	$16	$65	$58

Research and development expenses	$1	$3	$3	$7
Selling, general and administrative expenses	23	13	62	51
Share-based compensation expense	$24	$16	$65	$58
Share-based awards granted for the nine months ended September 30, 2024 and 2023 consist of:

	Nine Months Ended September 30,
	2024	2023
Stock options
Granted	1,317,000	3,453,000
Weighted-average exercise price	$16.85	$18.21
Weighted-average grant date fair value	$4.92	$5.33
RSUs
Granted	3,652,000	3,165,000
Weighted-average grant date fair value	$16.77	$17.97
TSR performance-based RSUs
Granted	826,000	1,175,000
Weighted-average grant date fair value	$21.21	$27.65
Organic Revenue Growth PSUs
Granted	379,000	142,000
Weighted-average grant date fair value	$16.08	$17.96
OPG PSUs
Granted	1,792,000	—
Weighted-average grant date fair value	$17.03	$—
As of September 30, 2024, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and performance-based RSUs amounted to $163 million, which will be amortized over a weighted-average period of 1.92 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2024	December 31, 2023
Foreign currency translation adjustment	$(1,219)	$(1,217)
Pension adjustment, net of tax	(29)	(28)
	$(1,248)	$(1,245)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.

13.OTHER EXPENSE, NET
Other expense, net for the three and nine months ended September 30, 2024 and 2023 consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Asset impairments	$—	$—	$5	$—
Restructuring, integration and separation costs	3	11	20	33
Gain on sale of assets	—	—	(5)	—
Litigation and other matters	1	2	2	2
Acquired in-process research and development costs	15	—	18	—
Acquisition-related costs	2	16	3	19
Acquisition-related contingent consideration	1	(1)	2	—
Other expense, net	$22	$28	$45	$54
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs include expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring and integration costs for the nine months ended September 30, 2024 and 2023 were $20 million and $32 million, respectively, and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
14.INCOME TAXES
For interim financial statement purposes, U.S. GAAP income tax expense/benefit related to ordinary income is determined by applying an estimated annual effective income tax rate against a company’s ordinary income, subject to certain limitations on the benefit of losses. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of Bausch + Lomb’s income tax provision requires the use of management forecasts and other estimates, application of statutory income tax rates and an evaluation of valuation allowances. The Company’s estimated annual effective income tax rate may be revised, if necessary, in each interim period.
Provision for income taxes for the nine months ended September 30, 2024 was $79 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) the filing of certain tax returns, (b) a change in the deduction for stock compensation and (c) the release of uncertain tax positions where the statute of limitations in certain jurisdictions lapsed. Provision for income taxes for the nine months ended September 30, 2023 was $88 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and discrete tax effects of: (a) establishing a valuation allowance in Canada, (b) the impact of a change in tax attributes and (c) a change in the deduction for stock compensation.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $174 million and $150 million as of September 30, 2024 and December 31, 2023, respectively. The increase is related to the losses incurred during the quarter in jurisdictions for which the Company has established a full valuation allowance.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2022.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2022. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority that would disallow certain transfer pricing adjustments. The Company contested this alleged tax deficiency through the appropriate appeals process, and reached a preliminary settlement with the German taxing authority during the three months ended June 30, 2024. As of September 30, 2024, the Company is awaiting the final assessment. The preliminary settlement resulted in the accrual of an immaterial tax cost and will close out the 2014 to 2016 audit period. The Company continues to believe this liability will be indemnified by BHC pursuant to the Tax Matters Agreement.
As of September 30, 2024 and December 31, 2023, the Company had $68 million and $68 million of unrecognized tax benefits, which included $9 million and $9 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2024, $60 million would reduce the Company’s effective tax rate, if recognized. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at September 30, 2024 could decrease by $1 million in the next 12 months as a result of the resolution of certain tax audits and other events.
15.EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Bausch + Lomb Corporation for the three and nine months ended September 30, 2024 and 2023 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net income (loss) attributable to Bausch + Lomb Corporation	$4	$(84)	$(314)	$(206)
Basic weighted-average common shares outstanding	351.9	350.8	351.7	350.4
Diluted effect of stock options and RSUs	2.0	—	—	—
Diluted weighted-average common shares outstanding	353.9	350.8	351.7	350.4

Basic and diluted income (loss) per share attributable to Bausch + Lomb Corporation	$0.01	$(0.24)	$(0.89)	$(0.59)
During the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, all potential common shares issuable for RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,592,000 common shares for the nine months ended September 30, 2024. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,862,000 and 1,589,000 common shares for the three and nine months ended September 30, 2023, respectively.
During the nine months ended September 30, 2024, RSUs, PSUs and stock options to purchase approximately 10,815,000 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2024, an additional 2,865,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
During the three and nine months ended September 30, 2023, RSUs, PSUs and stock options to purchase approximately 3,345,000 and 3,365,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2023, an additional 4,874,000 IPO Founders Grants in the form of stock options and RSUs, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 873,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2024, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $4 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market price or value of its common shares and/or debt securities to decline.
Antitrust

Generic Pricing Antitrust Litigation
BHC’s subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., C.A. No. 2:20-03539 (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants has been remanded to and is pending in the United States District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and these cases will be defended vigorously.
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
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, BHC and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-five (25) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. One (1) case was also recently dismissed with prejudice in its entirety for failure of plaintiff to comply with court orders requiring plaintiff fact sheets. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to BHC and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-four (24) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against BHC and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to BHC or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing BHC as a defendant; as a result, the British Columbia class action is concluded as to BHC.
In October 2021, Johnson & Johnson, through one or more subsidiaries purported to complete a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Western District of North Carolina, which in November 2021 was transferred to the United States Bankruptcy Court for the District of New Jersey (the “New Jersey Bankruptcy Court”). The first bankruptcy case was dismissed on April 4, 2023, after a decision by the Third Circuit Court of Appeals, and LTL re-filed a new Chapter 11 case on the same day. Several motions to dismiss were again filed, and on August 11, 2023, the second Chapter 11 case was dismissed. LTL and certain supporting creditors and tort claimants appealed, and on July 25, 2024, the Third Circuit affirmed the dismissal order, and LTL’s second bankruptcy case was closed. During the pendency of LTL’s bankruptcy cases, the New Jersey Bankruptcy Court extended a preliminary injunction that had stayed substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability, which injunction was terminated in connection with the bankruptcy case dismissal.
In December 2023, LTL changed its name to LLT Management LLC (“LLT”). In June and July 2024, LLT solicited votes for a new “pre-packaged” Chapter 11 plan, and after the reported successful solicitation of votes to commence the planned bankruptcy, LLT and certain affiliates underwent another corporate restructuring that resulted in two entities, Red River Talc LLC (“Red River”) and Pecos River Talc LLC (“Pecos River”), assuming the talc liabilities of LLT. On September 20, 2024, Red River filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas (the “Texas Bankruptcy Court”), seeking to resolve all ovarian cancer-related talc claims. On October 21, 2024, the Texas Bankruptcy Court agreed to enter a temporary restraining order and preliminary injunction staying all ovarian cancer-related talc claims at least through December 2024. Johnson & Johnson has reported that the entity Pecos River will be responsible for resolving all non-ovarian cancer-related talc claims outside of bankruptcy.
Red River, Pecos River and Johnson & Johnson continue to have indemnification obligations running to BHC and its affiliates, including Bausch + Lomb, for Shower to Shower® related product liability litigation. It is our expectation that Johnson & Johnson, in accordance with the applicable indemnification agreement, will continue to vigorously defend BHC and Bausch + Lomb in each of the remaining actions, and that BHC and Bausch + Lomb will not incur any material impairments with respect to indemnification claims as a result of the divisional merger or the bankruptcy.
General Civil Actions
New Mexico Attorney General Consumer Protection Action
BHC and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v. Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer, Inc., BHC and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brings claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit seeks to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020, Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial was scheduled to begin on May 30, 2023, until the case was stayed by an interlocutory appeal to the New Mexico Supreme Court by Johnson & Johnson. That stay was lifted on October 21, 2024 when the New Mexico Supreme Court ruled in favor of Johnson & Johnson and reversed the trial court, remanding the case back for further proceedings.
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas’ motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021.The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, Bausch Health Americas filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health America’s motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and Bausch Health Americas filed its reply brief on September 13, 2024. The Appellate Division has set oral argument for November 7, 2024. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
Intellectual Property Matters
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch & Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 20 named defendants in 17 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Thirteen of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there are two ongoing actions: Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.) (the “SBH matter”) and Bausch & Lomb Inc. v. PRN Physician Recommended Nutriceuticals, LLC, C.A. No. 24-cv-09256-MEF (D.N.J.) (the “PRN Matter”). In the SBH matter, cross-motions for summary judgment are pending and a jury trial is scheduled to begin on April 14, 2025. The complaint in the PRN matter was recently filed and served, with a response due in late November 2024. Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue this matter and defend its intellectual property.

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
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of U.S. Patent Nos. 11,596,600 and 11,833,245 and the PTAB instituted both petitions.
The lawsuit against DRL is ongoing in the District of New Jersey (with an opposed motion to stay pending), with expert discovery currently set to close in April 2025 and no trial date set. Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, the Company has commenced ongoing infringement proceedings against potential generic competitors in the U.S.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended September 30, 2024 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
California Proposition 65 Related Matter
On June 19, 2019, plaintiffs filed a proposed class action in California state court against Bausch Health US and Johnson & Johnson (Gutierrez, et al. v. Johnson & Johnson, et al., Case No. 37-2019-00025810-CU-NP-CTL), asserting claims for purported violations of the California Consumer Legal Remedies Act, False Advertising Law and Unfair Competition Law in connection with their sale of talcum powder products that the plaintiffs allege violated Proposition 65 and/or the California Safe Cosmetics Act. This lawsuit was served on Bausch Health US in June 2019 and was subsequently removed to the United States District Court for the Southern District of California. Plaintiffs sought damages, disgorgement of profits, injunctive relief, and reimbursement/restitution. Bausch Health US filed a motion to dismiss Plaintiffs’ claims, which was granted in April 2020 without prejudice. In May 2020, Plaintiffs filed an amended complaint and in June 2020, filed a motion for leave to amend the complaint further, which was granted. On January 22, 2021, the Court granted the motion to dismiss with prejudice. On February 19, 2021, Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals. This matter was stayed by the Ninth Circuit on December 7, 2021, due to the preliminary injunction entered by the Bankruptcy Court in the LTL bankruptcy proceeding. On September 13, 2023, the Ninth Circuit lifted the stay. On April 8, 2024, the Ninth Circuit heard oral argument on Plaintiffs' appeal of the lower court's dismissal of the case with prejudice, and, on April 29, 2024, the Ninth Circuit issued a memorandum disposition that affirmed the dismissal of the case in full. Plaintiffs have not filed a further appeal and the time to do so has passed.
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
This action is included in a 42-state Attorneys General settlement reached by Johnson & Johnson, and BHC and its affiliates, including Bausch + Lomb, are included among the released parties. A dismissal with prejudice was entered on October 23, 2024 and this matter has now concluded.
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

Segment Revenues and Profit
Segment revenues and profits for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues:
Vision Care	$684	$648	$2,016	$1,881
Pharmaceuticals	306	174	883	529
Surgical	206	185	612	563
Total revenues	$1,196	$1,007	$3,511	$2,973
Segment profit:
Vision Care	$201	$182	$571	$503
Pharmaceuticals	69	53	200	167
Surgical	13	9	28	29
Total segment profit	283	244	799	699
Corporate	(146)	(129)	(459)	(404)
Amortization of intangible assets	(72)	(47)	(220)	(160)
Other expense, net	(22)	(28)	(45)	(54)
Operating income	43	40	75	81
Interest income	4	4	10	12
Interest expense	(100)	(76)	(301)	(184)
Foreign exchange and other	(5)	(3)	(8)	(18)
Loss before provision for income taxes	$(58)	$(35)	$(224)	$(109)
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended September 30,
(in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Pharmaceuticals	$1	$1	$246	$112	$—	$—	$247	$113
Devices	250	227	—	—	205	184	455	411
OTC	420	408	—	—	—	—	420	408
Branded and Other Generics	11	10	59	62	—	—	70	72
Other revenues	2	2	1	—	1	1	4	3
	$684	$648	$306	$174	$206	$185	$1,196	$1,007

	Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Pharmaceuticals	$3	$3	$698	$352	$—	$—	$701	$355
Devices	716	666	—	—	608	559	1,324	1,225
OTC	1,262	1,182	—	—	—	—	1,262	1,182
Branded and Other Generics	29	24	183	177	—	—	212	201
Other revenues	6	6	2	—	4	4	12	10
	$2,016	$1,881	$883	$529	$612	$563	$3,511	$2,973
The top ten products/franchises represented 55% and 53% of total revenues for the nine months ended September 30, 2024 and 2023, respectively.

Geographic Information
Revenues are attributed to a geographic region based on the location of the customer and were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
U.S. and Puerto Rico	$609	$471	$1,756	$1,341
China	92	87	262	250
France	52	47	176	165
Japan	45	45	130	139
Germany	38	33	120	115
United Kingdom	33	31	97	89
Canada	33	27	93	80
Russia	31	26	88	76
Italy	22	19	68	61
Spain	20	18	66	62
Mexico	18	19	55	50
Poland	17	11	50	37
South Korea	12	12	35	35
Other	174	161	515	473
	$1,196	$1,007	$3,511	$2,973
Major Customers
Major customers that accounted for 10% or more of total revenues were as follows:

Nine Months Ended September 30,
2024
McKesson Corporation	10%
For the nine months ended September 30, 2023, no individual customer accounted for 10% or more of total revenues.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through October 30, 2024 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 21, 2024 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR+ at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023.
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.2% of the issued and outstanding common shares of Bausch + Lomb, as of October 23, 2024. On August 6, 2020, BHC, announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. The completion of the full Separation may be accomplished by the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”). The Distribution is subject to the achievement of targeted debt leverage ratios and the receipt of applicable shareholder and other necessary approvals and other factors and is subject to various risk factors. Bausch + Lomb understands that BHC continues to believe that completing the Separation makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings. For additional information on the risks related to the Separation, see Item 1A. “Risk Factors — Risks Relating to the Separation” of our Annual Report.
Reportable Segments
Our portfolio of products falls into three operating and reportable segments: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical.
The Vision Care segment—includes both our contact lens and consumer eye care businesses.
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
The Pharmaceuticals segment—consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases. Key proprietary pharmaceutical brands are MIEBO®, XIIDRA®, Vyzulta®, Lotemax®, Prolensa® and Minims®.
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
Our team of approximately 850 dedicated Research and Development (“R&D”) employees is focused on advancing our pipeline and identifying new product opportunities and we believe we have a significant innovation opportunity today. We plan to develop and, where applicable, commercialize our global pipeline of approximately 60 projects, many of which are global projects being developed in and for multiple countries. These global and individual projects are in various stages of pre-clinical and clinical development, including new contact lenses for myopia, next-generation cataract equipment, premium IOLs, investigational treatments for dry eye, novel formulation for eye vitamins and preservative free formulation of eye drops, among others, that are designed to grow our portfolio and accelerate future growth.
Our internal R&D organization focuses on the development of products through robust bench testing that is designed to comply with international standards and through clinical trials. Certain key near-term pipeline products that have received a significant portion of our R&D investment in current and prior periods are listed below.
•SiHy Daily - A silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date SiHy Daily has been launched in over 50 countries, under the brand names INFUSE®, BAUSCH + LOMB ULTRA® ONE DAY and AQUALOX® ONE DAY and we are continuing our global roll out. In addition, we launched our first silicone hydrogel daily disposable multifocal contact lens in May 2023, and launched a toric lens in the U.S. in June 2024.
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the New Drug Application (“NDA”) was approved by the U.S. Food and Drug Administration (the “FDA”) in April 2024, is anticipated to begin launching in the first quarter of 2025.
•BlinkTM NutriTears® - During June 2024, we expanded our over-the-counter dry eye portfolio with the launch of BlinkTM NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms.
•MIEBO® (perfluorohexyloctane) (formerly known as NOV03) – In December 2019, we acquired an exclusive license from Novaliq GmbH (the “Novaliq License”) for the commercialization and development in the U.S. and Canada of MIEBO® for the treatment of the signs and symptoms of dry eye disease (“DED”). MIEBO® launched in the U.S. in September 2023 and was approved in Canada during September 2024. MIEBO® is the first and only FDA-approved treatment for DED that directly targets tear evaporation and the addition of MIEBO® will help build upon our strong portfolio of integrated eye health products.

•LuxLife® – We are expanding our portfolio of premium IOLs built on the “Lux” platform with the LuxLife® Trifocal IOL with two options, non-Toric and Toric for astigmatic patients.  This product is expected to be launched in various European markets in 2025.
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with enVista® Aspire® (Monofocal Plus), enVista® EnvyTM Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista® Aspire® monofocal and toric IOLs with Intermediate Optimized optics launched in the U.S. during October 2023 and we anticipate launching in Europe and Canada in 2025. enVista® EnvyTM launched in Canada in June 2024 and the U.S. launch is in-process, after receiving FDA approval in October 2024. We anticipate launching enVista® EnvyTM in Europe in 2025. We anticipate launching enVista® BeyondTM in the U.S. in 2026.
Strategic Acquisitions and Licensing Agreements
To supplement our internal R&D initiatives and to build-out and refresh our product portfolio, we also search for opportunities to augment our pipeline through arrangements that allow us to gain access to unique products and investigational treatments, by strategically aligning ourselves with other innovative product solutions. In addition to licensing agreements, we selectively consider acquisitions that we believe align well with our current organization and strategic plan to help drive profitable growth and advance our mission of helping people see better to live better. Certain recent strategic acquisitions and licensing agreements that we have entered into include the following:
•Acquisition of Trukera Medical – In July 2024, we acquired TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”) from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand the Company's presence in the dry eye market.
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
The Biden administration has imposed U.S. sanctions and export controls against Russia and Belarus in response to the ongoing war. These sanctions temporarily impacted our ability to distribute our U.S. manufactured contact lenses and our U.S. surgical products to Russia and Belarus. However, in response to these sanctions, we applied for licenses with the U.S. Department of Commerce’s Bureau of Industry and Security for both Russia and Belarus and we have all licenses, or other applicable governmental authorizations, necessary to allow us to sell the applicable currently sanctioned products in each of these countries.
In addition, the EU has also imposed several rounds of sanctions against Russia. We have obtained licenses, where required, for products and services provided to Russia from the EU and from the relevant EU member states.
To date, the challenges associated with the Russia-Ukraine War and related sanctions from the U.S., EU and elsewhere have not yet had a material impact on our operations; although, as noted above, we continue to review recent EU sanctions and are still assessing their impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately 3% of our total revenues for, both, the nine months ended September 30, 2024 and year ended December 31, 2023. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Conflict in the Middle East
The conflict between Israel and Hamas began during October 2023 and has since expanded to include other countries and militant groups and continues to impact the region. Our revenues attributable to the impacted regions for the nine months ended September 30, 2024 and year ended December 31, 2023 were less than 1% of our total revenues in each period. Sales in Iran are covered by a general OFAC license. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Supply Chain
Over the past few years we had experienced supply chain challenges, which had caused disruptions in availability and delays in shipping. We therefore implemented actions to help mitigate those challenges, including strategically spot buying key components of inventory and securing multiple supply sources. While we will continue to monitor any future supply chain challenges, the actions taken to mitigate our previous challenges had resulted in higher cost of inventory, which in turn had put pressure on our margins, primarily within our surgical business.
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
Prolensa® began facing LOE in the fourth quarter of 2023, which accounted for approximately 1% of our total revenues in 2023. While we expect our risk of LOE to be limited over the next five years, this could change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
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
RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Revenues
Product sales	$1,192	$1,004	$188	$3,499	$2,963	$536
Other revenues	4	3	1	12	10	2
	1,196	1,007	189	3,511	2,973	538
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	464	391	73	1,369	1,179	190
Cost of other revenues	—	1	(1)	2	2	—
Selling, general and administrative (Note 4)	511	418	93	1,550	1,253	297
Research and development	84	82	2	250	244	6
Amortization of intangible assets	72	47	25	220	160	60
Other expense, net	22	28	(6)	45	54	(9)
	1,153	967	186	3,436	2,892	544
Operating income	43	40	3	75	81	(6)
Interest income	4	4	—	10	12	(2)
Interest expense	(100)	(76)	(24)	(301)	(184)	(117)
Foreign exchange and other	(5)	(3)	(2)	(8)	(18)	10
Loss before provision for income taxes	(58)	(35)	(23)	(224)	(109)	(115)
Benefit from (provision for) income taxes	66	(45)	111	(79)	(88)	9
Net income (loss)	8	(80)	88	(303)	(197)	(106)
Net income attributable to noncontrolling interest	(4)	(4)	—	(11)	(9)	(2)
Net income (loss) attributable to Bausch + Lomb Corporation	$4	$(84)	$88	$(314)	$(206)	$(108)

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
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
Our revenues were $1,196 million and $1,007 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $189 million, or 19%. The increase was attributable to: (i) incremental sales attributable to acquisitions of $96 million, primarily within our Pharmaceuticals segment, (ii) increased volumes of $81 million across each of our segments and (iii) increased net realized pricing of $20 million, primarily driven by our Vision Care segment. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies of $5 million, primarily in Latin America, and (ii) the impact of divestitures and discontinuations of $3 million, particularly the discontinuation of certain products within our Pharmaceuticals segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended September 30, 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$684	57%	$648	64%	$36	6%
Pharmaceuticals	306	26%	174	17%	132	76%
Surgical	206	17%	185	19%	21	11%
Total revenues	$1,196	100%	$1,007	100%	$189	19%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$684	$4	$688	$648	$40	6%
Pharmaceuticals	306	—	306	174	132	76%
Surgical	206	1	207	185	22	12%
Total	$1,196	$5	$1,201	$1,007	$194	19%
Vision Care Segment Revenue
The Vision Care segment revenue was $684 million and $648 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $36 million, or 6%. The increase was primarily driven by sales from our dry eye portfolio within our consumer eye care business and SiHy Daily lenses within our contact lens business. This increase included: (i) an increase in volumes of $24 million and (ii) an increase in net pricing of $16 million, partially offset by the unfavorable impact of foreign currencies of $4 million, primarily in Latin America.
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
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $306 million and $174 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $132 million, or 76%. The increase was primarily driven by: (i) the XIIDRA Acquisition and (ii) the launch of MIEBO® in September 2023. This increase included: (i) incremental sales from the XIIDRA Acquisition of $92 million and (ii) an increase in volumes of $44 million, partially offset by: (i) the impact of discontinuations of $3 million and (ii) a decrease in net realized pricing of $1 million.
Surgical Segment Revenue
The Surgical segment revenue was $206 million and $185 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $21 million, or 11%. The increase was primarily driven by: (i) increased demand of consumables, (ii) increased system sales and (iii) increased demand of implantables, driven by our premium IOL portfolio. This increase included: (i) an increase in volumes of $13 million, (ii) an increase in net realized pricing of $5 million and (iii) incremental sales from acquisitions of $4 million, partially offset by the unfavorable effect of foreign currencies of $1 million.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,853	100.0%	$1,394	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	107	5.8%	92	6.6%
Returns	26	1.4%	22	1.6%
Rebates	358	19.3%	136	9.8%
Chargebacks	150	8.1%	134	9.6%
Distribution fees	20	1.1%	6	0.4%
Total provisions	661	35.7%	390	28.0%
Net product sales	1,192	64.3%	1,004	72.0%
Other revenues	4		3
Revenues	$1,196		$1,007
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 35.7% and 28.0% for the three months ended September 30, 2024 and 2023, respectively, an increase of 7.7% percentage points, and is primarily attributable to the increase in rebates from XIIDRA® and MIEBO®.
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
Cost of goods sold was $464 million and $391 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $73 million, or 19%. The increase was primarily driven by: (i) costs of sales associated with acquisitions entered into subsequent to September 30, 2023, which includes the amortization of inventory step-up and (ii) higher volumes.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $115 million, primarily driven by: (i) contribution associated with acquisitions entered into subsequent to September 30, 2023, (ii) the increase in volumes, including related to the launch of MIEBO® during September 2023 and (iii) the increase in net realized pricing, as previously discussed.
Cost of goods sold as a percentage of Product sales was 38.9% and 38.9% for the three months ended September 30, 2024 and 2023, respectively.
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
SG&A expenses were $511 million and $418 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $93 million, or 22%. The increase was primarily attributable to higher selling and advertising and promotion costs, primarily attributable to XIIDRA® and the launch of MIEBO®.
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
R&D expenses were $84 million and $82 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $2 million, or 2%.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 3 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $72 million and $47 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $25 million, or 53%, primarily due to assets acquired through acquisitions, as previously discussed.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the three months ended September 30, 2024 and 2023 consists of the following:

	Three Months Ended September 30,
(in millions)	2024	2023
Restructuring, integration and separation costs	$3	$11
Litigation and other matters	1	2
Acquired in-process research and development costs	15	—
Acquisition-related costs	2	16
Acquisition-related contingent consideration	1	(1)
Other expense, net	$22	$28
Operating income
Operating income was $43 million and $40 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $3 million. This increase primarily reflects the increase in contribution, partially offset by increases in SG&A and amortization expense, each as previously discussed.
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
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$201	29%	$182	28%	$19	10%
Pharmaceuticals	69	23%	53	30%	16	30%
Surgical	13	6%	9	5%	4	44%

Vision Care Segment Profit
The Vision Care segment profit was $201 million and $182 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $19 million, or 10%. The increase was primarily driven by: (i) increased contribution, driven by the increases in volume and pricing, as previously discussed and (ii) lower R&D expense to strategically position our portfolio within our consumer eye care business. The increase in contribution was partially offset by higher advertising and promotional expenses in our consumer eye care business driven by the Blink® OTC product line, acquired in July 2023.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $69 million and $53 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $16 million, or 30%. The increase was primarily driven by increased contribution, primarily driven by XIIDRA® and MIEBO®, partially offset by selling and advertising and promotional expenses related to MIEBO® and XIIDRA®.
Surgical Segment Profit
The Surgical segment profit was $13 million and $9 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $4 million, or 44%, primarily due to the increase in revenues, partially offset by higher cost of sales and higher selling expenses.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $100 million and $76 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $24 million. The increase is primarily attributable to interest expense associated with our October 2028 Secured Notes and September 2028 Term Facility (each as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”), partially offset by certain upfront financing commitment costs incurred in connection with the XIIDRA Acquisition during the prior period. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the October 2028 Secured Notes and September 2028 Term Facility.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $5 million and $3 million for the three months ended September 30, 2024 and 2023, respectively.
Income Taxes
Benefit from income taxes was $66 million for the three months ended September 30, 2024, as compared to a provision for income taxes of $45 million for the three months ended September 30, 2023, a favorable change of $111 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional and seasonal mix of earnings and (ii) discrete tax effects of: (a) a reduction of certain tax attributes recorded in the previous year and (b) the filings of certain tax returns.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net income (loss) attributable to Bausch + Lomb Corporation
Net income attributable to Bausch + Lomb Corporation was $4 million for the three months ended September 30, 2024, as compared to a net loss attributable to Bausch + Lomb Corporation of $84 million for the three months ended September 30, 2023, an increase in our results of $88 million and was primarily due to: (i) the decrease in the provision for income taxes of $111 million and (ii) the increase in our operating results of $3 million, partially offset by the increase in interest expense of $24 million, each as previously discussed.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenues
Our revenues were $3,511 million and $2,973 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $538 million, or 18%. The increase was attributable to: (i) incremental sales attributable to acquisitions of $288 million, primarily within our Pharmaceuticals segment, (ii) increased volumes of $226 million across each of our segments and (iii) increased net realized pricing of $83 million, primarily driven by our Vision Care segment. The increase in revenues were partially offset by: (i) the unfavorable impact of foreign currencies of $52 million, primarily in Asia and Latin America and (ii) the impact of divestitures and discontinuations of $7 million, particularly the discontinuation of certain products within our Pharmaceuticals and Vision Care segments.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the nine months ended September 30, 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$2,016	57%	$1,881	63%	$135	7%
Pharmaceuticals	883	25%	529	18%	354	67%
Surgical	612	18%	563	19%	49	9%
Total revenues	$3,511	100%	$2,973	100%	$538	18%
Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)
The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the nine months ended September 30, 2024 and 2023. Constant Currency Revenues (non-GAAP) and Constant Currency Revenue Growth (non-GAAP) are defined in the previous section titled “Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)”.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$2,016	$42	$2,058	$1,881	$177	9%
Pharmaceuticals	883	4	887	529	358	68%
Surgical	612	6	618	563	55	10%
Total	$3,511	$52	$3,563	$2,973	$590	20%
Vision Care Segment Revenue
The Vision Care segment revenue was $2,016 million and $1,881 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $135 million, or 7%. The increase was primarily driven by sales from our dry eye portfolio and Lumify® within our consumer eye care business and SiHy Daily lenses within our contact lens business. This increase included: (i) an increase in net pricing of $79 million, (ii) an increase in volumes of $75 million and (iii) incremental sales attributable to acquisitions driven by the acquisition of the Blink® Product Line in July 2023, partially offset by: (i) the unfavorable impact of foreign currencies of $42 million, primarily in Russia, Asia and Latin America, and (ii) the impact of discontinuations.
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
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $883 million and $529 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $354 million, or 67%. The increase was primarily driven by: (i) the XIIDRA Acquisition, (ii) the launch of MIEBO® in September 2023 and (iii) increased demand of certain products within our generics business. This increase included: (i) incremental sales from the XIIDRA Acquisition of $260 million and (ii) an increase in volumes of $116 million, partially offset by: (i) a decrease in net realized pricing of $12 million, (ii) the impact of discontinuations of $6 million and (iii) the unfavorable effect of foreign currencies of $4 million.
Surgical Segment Revenue
The Surgical segment revenue was $612 million and $563 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $49 million, or 9%. The increase was primarily driven by: (i) increased demand of consumables, (ii) increased system sales and (iii) increased demand of implantables, driven by our premium IOL portfolio. This increase included: (i) an increase in volumes of $35 million, (ii) an increase in net realized pricing of $16 million and (iii) incremental sales from acquisitions of $4 million, partially offset by the unfavorable effect of foreign currencies of $6 million.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$5,459	100.0%	$4,128	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	315	5.8%	272	6.6%
Returns	74	1.4%	58	1.4%
Rebates	1,046	19.1%	415	10.1%
Chargebacks	468	8.6%	402	9.7%
Distribution fees	57	1.0%	18	0.4%
Total provisions	1,960	35.9%	1,165	28.2%
Net product sales	3,499	64.1%	2,963	71.8%
Other revenues	12		10
Revenues	$3,511		$2,973
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 35.9% and 28.2% for the nine months ended September 30, 2024 and 2023, respectively, an increase of 7.7% percentage points, and is primarily attributable to the increase in rebates from XIIDRA® and MIEBO®.
Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $1,369 million and $1,179 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $190 million, or 16%. The increase was primarily driven by: (i) costs of sales associated with acquisitions entered into subsequent to September 30, 2023, which includes the amortization of inventory step-up and (ii) higher volumes.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $346 million, primarily driven by: (i) contribution associated with acquisitions entered into subsequent to September 30, 2023, (ii) the increase in volumes, including related to the launch of MIEBO® during September 2023 and (iii) the increase in net realized pricing, as previously discussed. These increases were partially offset by the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 39.1% and 39.8% for the nine months ended September 30, 2024 and 2023, respectively.
Selling, General and Administrative Expenses
SG&A expenses were $1,550 million and $1,253 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $297 million, or 24%. The increase was primarily attributable to higher selling and advertising and promotion costs, primarily attributable to XIIDRA®, the launch of MIEBO® within our Pharmaceuticals segment and Lumify® and the Blink® product line within our U.S. consumer business.
Research and Development Expenses
R&D expenses were $250 million and $244 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $6 million, or 2%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Amortization of Intangible assets was $220 million and $160 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $60 million, or 38%, primarily due to assets acquired through acquisitions, as previously discussed, partially offset by fully amortized intangible assets no longer being amortized in 2024.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the nine months ended September 30, 2024 and 2023 consists of the following:

	Nine Months Ended September 30,
(in millions)	2024	2023
Asset impairments	$5	$—
Restructuring, integration and separation costs	20	33
Gain on sale of assets	(5)	—
Litigation and other matters	2	2
Acquired in-process research and development costs	18	—
Acquisition-related costs	3	19
Acquisition-related contingent consideration	2	—
Other expense, net	$45	$54
Operating Income
Operating income for the nine months ended September 30, 2024 and 2023 was $75 million and $81 million, respectively, a decrease of $6 million, or 7%. This decrease primarily reflects the increases in SG&A and amortization expense, partially offset by the increase in contribution, each as previously discussed.
Segment Profit
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the nine months ended September 30, 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$571	28%	$503	27%	$68	14%
Pharmaceuticals	200	23%	167	32%	33	20%
Surgical	28	5%	29	5%	(1)	(3)%
Vision Care Segment Profit
The Vision Care segment profit was $571 million and $503 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $68 million, or 14%. The increase was primarily driven by: (i) increased contribution, driven by the increases in pricing and volume, as previously discussed and (ii) lower R&D expense within our consumer eye care business. The increase in contribution was partially offset by higher advertising and promotional expenses in our consumer eye care business driven by Lumify®, Blink® OTC product line, acquired in July 2023 and BlinkTM NutriTears®, which began launching in June 2024.

Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $200 million and $167 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $33 million, or 20%. The increase was primarily driven by increased contribution, primarily driven by XIIDRA® and MIEBO®, partially offset by selling and advertising and promotional expenses related to MIEBO® and XIIDRA®.
Surgical Segment Profit
The Surgical segment profit was $28 million and $29 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1 million, or 3%, primarily due to the increase in revenues being offset by: (i) higher cost of sales and (ii) higher selling expenses.
Non-Operating Income and Expense
Interest Expense
Interest expense was $301 million and $184 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $117 million. The increase was primarily attributable to: (i) interest expense associated with our October 2028 Secured Notes and September 2028 Term Facility (each as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”), (ii) interest expense related to the outstanding balance under our Revolving Credit Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) and (iii) increased interest expense associated with the May 2027 Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”), partially offset by certain upfront financing commitment costs incurred in connection with the XIIDRA Acquisition during the prior period. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding the May 2027 Term Facility and the Revolving Credit Facility.
Foreign Exchange and Other
Foreign exchange and other was a net loss of $8 million and $18 million for the nine months ended September 30, 2024 and 2023, respectively.
Income Taxes
Provision for income taxes was $79 million and $88 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $9 million. The decrease in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) establishing a valuation allowance in Canada during the previous year and (b) an increase of certain tax attributes recorded in the previous year.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation for the nine months ended September 30, 2024 and 2023 was $314 million and $206 million, respectively, a decrease in our results of $108 million, and was primarily due to: (i) the increase in interest expense of $117 million and (ii) the decrease in our operating results of $6 million, partially offset by the decrease in the provision for income taxes of $9 million, each as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Net cash provided by (used in) operating activities	$210	$(32)	$242
Net cash used in investing activities	(227)	(1,974)	1,747
Net cash provided by financing activities	32	1,992	(1,960)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	(6)	7
Net increase (decrease) in cash and cash equivalents and restricted cash	16	(20)	36
Cash and cash equivalents and restricted cash, beginning of period	334	380	(46)
Cash and cash equivalents and restricted cash, end of period	$350	$360	$(10)
Operating Activities
Net cash provided by operating activities was $210 million for the nine months ended September 30, 2024, as compared to net cash used by operating activities of $32 million for the nine months ended September 30, 2023, an increase of $242 million.
Net cash provided by operating activities for the nine months ended September 30, 2024 was positively impacted by: (i) our net earnings, excluding non-cash expenses and other adjustments primarily for depreciation and amortization, deferred income taxes and share-based compensation, and (ii) changes in our operating assets and liabilities driven by the timing of payments, partially offset by an increase in inventories and interest payments.
Net cash used in operating activities for the nine months ended September 30, 2023 was negatively impacted by: (i) ongoing operating expenses, (ii) interest payments and (iii) the change in our operating assets and liabilities, due to: (a) a strategic increase in inventories, (b) the timing of payments in the ordinary course of business and (c) growth in sales volumes, as previously discussed, which drove an increase in our trade receivables.
Investing Activities
Net cash used in investing activities was $227 million and $1,974 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,747 million and was primarily driven by payments related to acquisitions during the nine months ended September 30, 2023 of $1,892 million primarily related to the XIIDRA Acquisition, the acquisition of the Blink® Product Line and the acquisition of AcuFocus, each as previously discussed, partially offset by an increase in purchases of property, plant and equipment during the nine months ended September 30, 2024. Payments related to acquisitions during the nine months ended September 30, 2024 of $47 million primarily related to the acquisition of Trukera Medical, as previously discussed, and certain other investments.
Financing Activities
Net cash provided by financing activities was $32 million and $1,992 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,960 million. The decrease is primarily attributable to less borrowings of debt. For the nine months ended September 30, 2024, issuances of long-term debt, net of discounts were $125 million, representing borrowings under the Revolving Credit Facility. For the nine months ended September 30, 2023, issuances of long-term debt, net of discounts were $2,180 million, related to the September 2028 Term Facility, the October 2028 Secured Notes and borrowings under the Revolving Credit Facility (each as defined below).
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
We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may from time to time enter into new financing arrangements, refinance the Credit Facilities (as defined below) or repurchase debt, or issue additional equity and equity-linked securities.
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
On April 19, 2024, Bausch + Lomb entered into a Suspension of Rights Agreement (the “Suspension of Rights Agreement”) with respect to the Credit Agreement, pursuant to which Canadian dollar-denominated loans ceased to be available from June 28, 2024 until such date as the parties enter into an amendment of the Credit Agreement to replace the Canadian Dollar Offered Rate with an alternative benchmark with respect to Canadian dollar-denominated loans.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The May 2027 Term Facility and September 2028 Term Facility are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros and pounds sterling (and, subject to the Suspension of Rights Agreement, Canadian dollars). As of September 30, 2024, the principal amounts outstanding under the May 2027 Term Facility and September 2028 Term Facility were $2,444 million and $495 million, respectively. As of September 30, 2024, the Company had $350 million of outstanding borrowings, $29 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions of $121 million under its Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on the Company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the May 2027 Term Facility and September 2028 Term Facility have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on the Company’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at September 30, 2024 ranges from 7.70% to 7.97% per annum. In addition, we are required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. We are also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the May 2027 Term Facility bear interest at a rate per annum equal to, at our option, either (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based borrowings under the May 2027 Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Term Facility at September 30, 2024 was 8.27% per annum.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at September 30, 2024 was 8.85% per annum.
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
The amortization rate for the May 2027 Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2024, the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $63 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2024, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $19 million through June 2028, with the remaining term loan balance being due in September 2028.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2024 and December 31, 2023 was 8.34% and 8.65%, respectively.
Credit Ratings
As of the date of this filing, October 30, 2024, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
In addition to our working capital requirements, as of the date of this filing, October 30, 2024, we expect our primary cash requirements for the period October 1, 2024 through December 31, 2024 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $130 million and mandatory debt amortization payments of $8 million for the period October 1, 2024 through December 31, 2024 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations” included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $50 million for property, plant and equipment for the period October 1, 2024 through December 31, 2024.
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
At October 23, 2024, we had 352,164,025 issued and outstanding common shares. In addition, as of October 23, 2024, we had outstanding approximately 9,000,000 stock options and 6,800,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 4,100,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 10,600,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products, including XIIDRA®; expected R&D and marketing spend; our expected primary cash and working capital requirements for the remainder of 2024 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement, as amended (the “Amended Credit Agreement”) and in the indenture governing our October 2028 Secured Notes; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation; the anticipated impact from the ongoing conflicts between Russia and Ukraine and in the Middle East involving Israel, Hamas and other countries and militant groups in the region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “schedule,” “continue,” “future,” “will,” “may,” “can,” “might,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “timeline,” “forecast,” “outlook,” “guidance,” “seek,” “strive,” “suggest,” “prospective,” “strategy,” “indicative,” “ongoing,” “decrease” or “increase” and positive and negative variations thereof or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
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
•the risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined herein), the expected timing of completion of the Separation and its terms (including the expectation that if the Separation is to be effected through the Distribution (as defined herein), it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors, including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the Separation will occur at all, or that any such transaction will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•the risks and uncertainties relating to acquisitions and other business development transactions we may pursue, seek to complete and/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”)), including risks that we may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all and risks relating to any increased levels of debt as a result of debt incurred to finance such acquisitions and transactions;
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
•our ability to manage the transition to any new executive officers and key employees, the success of such individuals in assuming their respective roles and the ability of such individuals to implement and achieve the strategies and goals of the Company as they develop;
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
•risks associated with the ongoing conflict in the Middle East involving Israel, Hamas and other countries and militant groups in the region, including its potential continued escalation and expansion and the potential impact on our operations, sale of products and revenues in this region;
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
Interest Rate Risk
As of September 30, 2024, we had $3,289 million and $1,400 million in outstanding aggregate principal amount of issued variable rate and fixed rate debt, respectively. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase or decrease in interest rates would have an annualized pre-tax effect of approximately $33 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as a result of changes in effective interest rates, it is not subject to changes in fair value. The estimated fair value of our issued fixed rate debt as of September 30, 2024 was $1,477 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $38 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $20 million.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended September 30, 2024.
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

Bausch + Lomb Corporation (Registrant)

Date:	October 30, 2024	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	October 30, 2024	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.