Form 10-K
period 2024-12-31
Bausch & Lomb Corp
filed 2025-02-19
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $598,093,552 based on the last reported sale price on the New York Stock Exchange on June 30, 2024.
The number of outstanding shares of the registrant’s common shares as of February 12, 2025 was 352,470,796.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2025 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

TABLE OF CONTENTS
GENERAL INFORMATION
i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K ("Form 10-K") to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-K, references to “$” are to United States (“U.S.”) dollars, references to “€” are to euros, references to “£” or “GBP” are to British pounds and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2024.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of the U.S., Canada or certain other jurisdictions: ADAPTIVE FLUDICSTM, AERGEL®, AKREOS®, ALAWAY®, ALREX®, AMVISC®, AQUALOX®, ARTELAC®, B & L®, B + L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BAUSCH + LOMB INFUSE®, BAUSCH + LOMB ULTRA®, BESIVANCE®, BLINK®, BLINK CONTACTS®, BLINK GELTEARS®, BLINK-N-CLEAN®, BLINKTM NUTRITEARS®, BIOTRUE®, BOSTON®, CLEARVISC®, COMFORTMOISTTM, CRYSTALENS®, ELIOS®, ENVISTA®, ENVISTA ASPIRE®, ENVISTA BEYONDTM, ENVISTA ENVYTM, EYEFILL®, HIGH DEFINITION OPTICS™, IC-8®, IC-8 APTHERATM, INFUSE®, LOTEMAX®, LUMIFY®, LUMIFY EYE ILLUMINATIONS®, LUXLIFE®, MIEBO®, MILLENNIUM®, MINIMS®, MIOCLEAR®, MOISTURESEAL®, OCUVITE®, OPTICALIGN®, PRESERVISION®, PROLENSA®, PUREVISION®, RENU®, RENU MULTIPLUS®, SCOUTPRO®, SHOWER TO SHOWER®, SOFLENS®, SOOTHE®, STABLEVISC®, STELLARIS®, STELLARIS ELITE®, STORZ®, SURFACE ACTIVE TECHNOLOGYTM, SYNERGETICS®, TENEO®, TRULIGN®, VICTUS®, VYZULTA®, XIIDRA®, YELLOX®, ZYLET®, ZYOPTIXTM and 3-ZONE PROGRESSIVE™.
In addition to the trademarks previously noted, we have filed trademark applications and/or obtained trademark registrations for many of our other trademarks in the U.S., Canada and in other jurisdictions and have implemented, on an ongoing basis, a trademark protection program for new trademarks.
XIPERE® and SCS MICROINJECTOR® are trademarks of Clearside Biomedical, Inc. and are used by us under license. VISUDYNE® is a trademark of Cheplapharm Arzneimittel GmbH and is used by us under license. NUTRITEARS® is a trademark of Omniactive Health Technologies Limited and is used by us under license.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected Research and Development ("R&D") and marketing spend; our expected primary cash and working capital requirements for 2025 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement, as amended (the “Amended Credit Agreement”) and in the indenture governing our October 2028 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and imposition of and adverse changes to tariff and other trade protection measures; the anticipated impact from the ongoing conflicts between Russia and Ukraine and in the Middle East involving

Israel, Hamas and other countries and militant groups in the region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “schedule,” “continue,” “future,” “will,” “may,” “can,” “might,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “timeline,” “forecast,” “outlook,” “guidance,” “seek,” “strive,” “suggest,” “prospective,” “strategy,” “indicative,” “ongoing,” “likely,” “evolve,” “decrease” or “increase” and positive and negative variations thereof or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•adverse economic conditions and other macroeconomic factors, including heightened inflation and interest rates, slower growth or a potential recession, which could adversely impact our revenues, expenses and resulting margins;
•the effect of current market conditions and recessionary pressures in one or more of our markets;
•the challenges the Company faces following its initial public offering (the “B+L IPO”), including the challenges and difficulties associated with managing an independent, complex business, the limited transitional services still being provided by and to BHC, and any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in BHC and/or because they also serve as directors of BHC;
•our status as a controlled company, and the possibility that BHC’s interest may conflict with our interests and the interests of our other securityholders and other stakeholders;
•the risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined herein), the expected timing of completion of the Separation and its manner and terms (including that it may be consummated as a Distribution (as defined below), a Sale Transaction (as defined below) or another type of transaction), the expectation that if the Separation is to be effected through the Distribution, it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors, including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution and/or a Sale Transaction, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the

Separation, Distribution and/ or a Sale Transaction will occur at all, or that any such transactions will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•the risks and uncertainties relating to acquisitions and other business development transactions we may pursue, seek to complete and/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”) and our recent acquisitions of TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”), Elios Vision, Inc. ("Elios Vision") and Whitecap Biosciences, LLC, ("Whitecap Biosciences")), including risks that we may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
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
•risks associated with the potential imposition of and adverse changes to the U.S. duty, tariff and other trading policies, and any potential counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries, which could increase our manufacturing, distribution and other operational costs due to the higher duties and tariffs and the increased economic risks and uncertainties to the global economy as a result of potential trade wars and global supply chain issues that may be triggered by the tariff changes;
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
v

•the disruption of delivery of our products and the routine flow of manufactured goods;
•potential work stoppages, slowdowns or other labor problems at our facilities and the resulting impact on our manufacturing, distribution and other operations;
•economic factors over which we have no control, including inflationary pressures as a result of heightened domestic and global inflation and otherwise, heightened interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
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
•the impact of changes in federal laws and policy that may be undertaken under the Trump administration;
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

PART I
Item 1.    Business
Bausch + Lomb Corporation (and its subsidiaries) (“Bausch + Lomb,” “we,” “us,” “our” or the “Company”) is dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. Our mission is simple, yet powerful: helping you see better, to live better. Founded in 1853, Bausch + Lomb has a significant global research, development, manufacturing and commercial footprint of approximately 13,500 employees and a presence in approximately 100 countries. As a fully integrated eye health business, Bausch + Lomb has a comprehensive portfolio of approximately 400 products, which includes an established line of contact lenses, intraocular lenses ("IOLs") and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market.
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC directly or indirectly holding 310,449,643 Bausch + Lomb common shares, which represents approximately 88.1% of the issued and outstanding common shares of Bausch + Lomb, as of February 12, 2025. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”), in each case under the ticker symbol “BLCO”, on May 6, 2022. Prior to the completion of the B+L IPO, we were an indirect wholly-owned subsidiary of BHC. See Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements for additional information.
Bausch + Lomb understands that BHC continues to believe that completing the Separation, which may include the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), the monetization of all or a portion of BHC’s ownership interest in Bausch + Lomb, the sale of the Company (a “Sale Transaction”) or a combination thereof, makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings. The Distribution is subject to the achievement of targeted debt leverage ratios and the completion of the Separation is subject to the receipt of any applicable shareholder and other necessary approvals and other factors and is subject to various risk factors. See Item 1A. “Risk Factors” of this Form 10-K for additional information on the risks associated with the Separation. There can be no assurance that the Separation will be consummated, the form any such consummated Separation would take or that a Distribution or Sale Transaction will occur as part of that Separation or that even if consummated, we will realize the anticipated benefits from the Separation.
Business Strategy
Our strategy is to enhance our position as a leading global eye health company dedicated to helping people see better to live better, through the delivery of high quality, innovative products. To achieve this goal, we plan to position the Company for sustainable and profitable long-term growth by employing the following strategies:
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
•Constantly optimize the way our business operates - We continuously implement and search for new ways to drive operational efficiencies and margin expansion, which includes investing in our infrastructure at our manufacturing and distribution facilities, as well as using predictive analytics to help eliminate downtime on our automated lines. In addition, we continue to search for ways to invest in our sales execution, such as through enhancing our digital capabilities to streamline our ordering process.
We believe there is significant opportunity in each of our businesses and we believe our existing portfolio, commercial footprint and pipeline of product development projects position us to build value for our investors.
Segment Information
Our portfolio of products fall into three operating and reportable segments: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical. Segment revenues for the years 2024, 2023 and 2022 were as follows:

	2024		2023		2022
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Vision Care	$2,739	57%	$2,543	61%	$2,369	63%
Pharmaceuticals	1,209	25%	836	20%	681	18%
Surgical	843	18%	767	19%	718	19%
Total revenues	$4,791	100%	$4,146	100%	$3,768	100%
Comparative segment information for 2024, 2023 and 2022 is further presented in Note 21, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements.
Vision Care
Our Vision Care segment consists of our consumer eye care and contact lens businesses. For the year ended December 31, 2024, our revenue from the Vision Care segment breaks down as follows: 65% from our consumer eye care business and 35% from our contact lens business.
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
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) is an OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the New Drug Application (“NDA”) was approved by the U.S. Food and Drug Administration (the “FDA”) in April 2024, began launching in the first quarter of 2025.
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
•Biotrue® ONEday for Presbyopia daily disposable contact lens for presbyopic patients developed using the Company’s proprietary Surface Active TechnologyTM. Biotrue® ONEday for Presbyopia integrates the Company’s 3-Zone Progressive™ design with seamless transitions between near, far and intermediate distances for clear, comfortable vision across all distances.
•PureVision®, a silicone hydrogel frequent replacement contact lens using AerGel® technology lens material to allow natural levels of oxygen to reach the eye as well as resist protein buildup. The lens also incorporates an aspheric optical design that reduces spherical aberration.
•SofLens® Daily Disposable Contact Lenses, which use ComfortMoistTM Technology (a combination of thin lens design and moisture-rich packaging solution) and High Definition Optics™ which is an aspheric design that reduces spherical aberration over a range of powers, especially in low light.

Pharmaceuticals
Our Pharmaceuticals segment consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases. Our principal Pharmaceuticals products include:
•XIIDRA® (lifitegrast ophthalmic solution) 5%, a non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye. We completed our acquisition of XIIDRA® during the third quarter of 2023.
•MIEBO® (perfluorohexyloctane ophthalmic solution) (formerly known as NOV03) – In December 2019, we acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of MIEBO® for the treatment of the signs and symptoms of dry eye disease (“DED”). MIEBO® launched in the U.S. in September 2023 and was approved in Canada during September 2024. MIEBO® is the first and only FDA-approved treatment for DED that directly targets tear evaporation and the addition of MIEBO® is expected to help build upon our strong portfolio of integrated eye health products.
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

Surgical
Our Surgical segment consists of medical device equipment, consumables and technologies for the treatment of cataracts, corneal, vitreous and retinal eye conditions, which includes IOLs and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for ophthalmic surgery. For the year ended December 31, 2024, our revenue from Surgical products was comprised as follows: 25% from equipment, 24% from implantables and 51% from consumables.
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
◦VICTUS® femtosecond laser for cataract and corneal refractive surgery, which delivers multi- mode versatility for cataract and corneal procedures on a single platform. This single laser platform enables surgeons to perform capsulotomies, fragmentation, arcuate incisions, corneal incisions and LASIK flaps.
◦Teneo® Excimer Laser system for corneal refractive surgery.
•Intraocular Lenses
◦A portfolio of ophthalmic surgical IOLs, including implantable IOLs such as Akreos®, enVista®, Crystalens® and Trulign®. We are expanding our portfolio of premium IOLs built on the enVista® platform with enVista Aspire® (Monofocal Plus), enVista EnvyTM Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics were launched in the U.S. during October 2023 and in Europe in January 2025 and we anticipate launching in Canada in 2025. enVista EnvyTM launched in Canada in June 2024 and the U.S. launch is in-process, after receiving FDA approval in October 2024. We anticipate launching enVista EnvyTM in Europe in 2025. We anticipate launching enVista BeyondTM in the U.S. in 2026.
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
Our R&D organization focuses on the development of products through clinical trials. Currently, we have approximately 60 R&D projects in our global pipeline, which are being developed in and for multiple countries. As of December 31, 2024, approximately 1,000 dedicated R&D personnel globally in 12 R&D facilities were involved in our R&D efforts.
In addition, we continuously search for new ways to augment our in-house research efforts with externally-sourced innovations that allow us to gain access to unique products and investigational treatments, that, if successful, will allow us to leverage our commercial footprint and supplement our existing product portfolio and address specific unmet needs in the market.
For additional information and for details of key projects in our pipeline, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Product Development” of this Form 10-K.
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
As of February 12, 2025, we own or exclusively license approximately 2,584 granted patents throughout the world, approximately 465 of which are U.S. patents. Of our issued patents, approximately 78% will expire within the next 10 years and the remaining approximately 22% will expire thereafter. Within the next three years, the following number of U.S. patents held by us is set to expire: approximately 23 patents in 2025, approximately 23 patents in 2026 and approximately 36 patents in 2027. The expiration of these patents is not expected to have a material adverse effect on our business. We currently own or exclusively license approximately 127 pending U.S. patent applications.
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
In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound ("NCE") in a NDA. The FDA, with one exception, is prohibited during those five years from accepting for filing a generic, or an Abbreviated New Drug Application (“ANDA”), that references the NDA. In reference to the foregoing exception, if a patent is indexed in the FDA Orange Book for the NCE, a generic may file an ANDA four years from the NDA approval date if it also files a Paragraph IV Certification with the FDA challenging the patent. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another NDA. However, the NDA applicant would be required to conduct its own pre-clinical trials and adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.
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
In addition, with respect to medical devices, in April 2017, the European Commission adopted the European Medical Device Regulation (“EU MDR”), which replaced the Medical Device Directive (“MDD”). Pursuant to the terms of the new regulations, in order to continue to market medical device products in the EU, such products must achieve compliance with these new regulations and be re-registered in the EU within a specified transition period, which, for a portion of products, ended as early as May 26, 2021. While EU law is applicable in Northern Ireland, the UK Medical Devices Regulations 2002/618 (“UK MDR 2002”) also need to be complied with in Great Britain. Medical device manufacturers who have CE marked devices will be able to continue to place them on the market in the whole of the United Kingdom (the “UK”) if they have an EU MDR CE certificate, until June 30, 2030, without a change in labeling. Legacy medical devices with an EU MDD CE certificate or an EU Declaration of Conformity may continue to be placed on the UK market as long as they meet the transitional provisions of the EU MDR for Northern Ireland and the UK MDR 2002 for Great Britain. For class III and class IIb implantable devices (subject to some exclusions), these transitional provisions will end on December 31, 2027 in both Great Britain and Northern Ireland and, for all other classes in scope, these transitional provisions will end on June 30, 2028 in Great Britain and December 31, 2028 in Northern Ireland. After that, devices destined for Great Britain will be required to follow the future UK regulatory regime, which is expected to come into force in 2025. Northern Ireland will, however, continue to accept CE marked devices. There are some additional requirements for manufacturers who are based outside the UK, such as the requirement to appoint a UK Responsible Person (“UKRP”) to take on certain regulatory responsibilities. To enable devices to be placed on the market in the UK after January 1, 2021 (even for CE marked devices), a UK manufacturer, a UKRP for an overseas manufacturer or an EU Authorised Representative based in Northern Ireland (for the purposes of the Northern Ireland market) must register with the Medicines and Healthcare products Regulatory Agency (“MHRA”). The registering entity will then register each of the devices for which they are responsible for placing on the market in the UK, whether in Great Britain or Northern Ireland, as required by the UM MDR 2002. Until May 25, 2021, our products bearing a CE mark could be exported from the European Economic Area (“EEA”) to Switzerland. However, as of May 26, 2021, the Mutual Recognition Agreement between the EEA and Switzerland has not been updated to include the requirements of the EU MDR. Accordingly, legal manufacturers in Switzerland are required to appoint a European Union authorized representative, and manufacturers outside of Switzerland are required to appoint a Swiss authorized representative in compliance with the Swiss Medical Device Ordinance. As a consequence, beginning in June 2021, we have been required to appoint an authorized representative in Switzerland in order to export our CE- marked medical devices to Switzerland. Additionally, the name and address of the Swiss authorized representative must be placed on the packaging.
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
Additionally, some statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. For example, laws in all 50 U.S. states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We are also subject to various state and federal rules and laws governing cybersecurity risks and incidents, including an SEC rule relating to disclosure of material cybersecurity incidents and risks and state laws regarding notification of data breaches.
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
In the EU, we are also subject to the new European Union Artificial Intelligence Act (the “EU AI Act”), regulating development and deployment of artificial intelligence (“AI”) systems. The new EU AI Act applies to both public and private actors inside and outside of the EU as long as the AI system is placed on the EU market, or its use has an impact on people located in the EU. In the context of the European Strategy for Data, we may also be subject to the EU's Data Act, a new regulation intended to make data more accessible and usable, encouraging data-driven innovation and increasing data availability in the area of connected devices.
In addition, in China, the Personal Information Protection Law (the “PIPL”) came into force in November 2021. The PIPL is the first Chinese national-level law comprehensively regulating issues in relation to personal information protection. The PIPL provides for very specific administrative requirements and security controls when transferring personal data outside the Peoples Republic of China. These transfer requirements came into effect on March 1, 2023.
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
In light of the rapid and ongoing global regulations and expectations relating to environmental, social and governance (“ESG”) matters, we are developing our integrated ESG program to position us for timely reporting for the European Union’s Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive (CSDDD), California’s Climate Corporate Data Accountability Act (SB 253) and Climate-Related Financial Risk Report (SB 261) regulations, and other pending requirements, if and when they come into force.
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

Sales and Marketing
We sell our portfolio of products and services through direct sales forces and independent distributors depending on specific market and product needs. Our global business sells and distributes products in approximately 100 countries. Our footprint is bolstered by a global commercial team of approximately 4,300 employees.
In the United States, we have approximately 1,150 employees on our commercial team dedicated to our efforts to sell and market contact lens, lens care, consumer eye health, surgical and prescription pharmaceutical products, which are sold through wholesalers, retailers and eye care professional practices.
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
We reinforce our sales efforts and continue to drive demand and awareness of our brands and the clinical benefits of our products through multiple initiatives to both eye care professionals and consumers. These initiatives include the sponsorship of various industry congresses and symposia throughout the world. We also conduct training programs to provide eye care professionals with the latest information concerning clinical experience with our products. We provide and sponsor eye health education and programs for consumers. We continually seek input from eye care professionals through medical and scientific advisory boards to help us refresh and update these initiatives as well as to create new opportunities to provide our customers with the necessary resources to use our products safely and effectively.
Customers that accounted for 10% or more of our total revenues for 2024 were as follows:

2024
McKesson Corporation	10%
Cardinal Health, Inc.	10%
No individual customers accounted for 10% or more of our total revenue for 2023 and 2022.
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

Manufacturing and Supply
We manufacture the significant majority of our products at 23 manufacturing facilities in 10 countries worldwide, including the United States, Ireland, China, Germany, France and Italy, with the remainder of our production assigned to high quality third-party manufacturers. Our manufacturing facilities are generally organized based on product categories and tend to be specifically focused on manufacturing either pharmaceuticals, contact lenses, solutions or surgical devices due to the unique differences in regulatory requirements and technical skills required for the different product categories. Our manufacturing sites are clustered by business unit reporting and technology mapping. This organizational construct provides tight managerial control while permitting a strong focus on a limited set of technologies per business unit. We believe that our manufacturing facilities and relationships will support our potential capacity needs for the foreseeable future.
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
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 37% of our product sales for 2024 are produced in total, or in part, by third-party manufacturers under manufacturing arrangements.
In some cases, the principal raw materials, including active pharmaceutical ingredients, used by us (or our third-party manufacturers) for our various products are purchased in the open market or are otherwise available from several sources. However, some of the active pharmaceutical ingredients and other raw materials used in our products and some of the finished products themselves are currently only available from a single source; or others may in the future become available from only one source. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Lumify®, Vyzulta®, SofLens®, MIEBO®, XIIDRA® and PureVision® products are only available from a single source, the supply of the active pharmaceutical ingredients or other components for our Lumify®, Vyzulta®, MIEBO® and PreserVision® products are also only available from a single source and certain of our Biotrue®, Soflens® and Bausch + Lomb Ultra® contact lens products are also only available from a single source. Any disruption in the supply of any such single-sourced active pharmaceutical ingredient, other raw material or finished product or an increase in the cost of such materials or products could adversely impact our ability to manufacture or sell such products, the ability of our third-party manufacturers to supply us with such products, or our profitability. We attempt to manage the risks associated with reliance on single sources of active pharmaceutical ingredient, other raw materials or finished products by carrying additional inventories or, where possible, developing second sources of supply. See Item 1A. “Risk Factors” for additional information on the risks associated with our manufacturing arrangements.
Our global supply team continues to work diligently to manage the inflationary and supply-chain challenges presented by ongoing macroeconomic conditions. See Item 7. "Management's Discussion and Analysis — Inflation and Supply Chain" for further information.
Human Capital Resources
As of December 31, 2024, we had approximately 13,500 employees, which included approximately 7,200 in production, 4,300 in sales and marketing, 1,000 in general and administrative positions and 1,000 in R&D. These employees are located around the world, with approximately 5,200 in the United States, 3,400 in Europe excluding Ireland, 2,300 in Asia-Pacific countries, 1,600 in Ireland, 400 in Latin America, 400 in Russia and Commonwealth of Independent State countries, 100 in Canada and 100 in the Middle East and Africa.
Collective bargaining exists for some employees in several countries. Bausch + Lomb considers relations with employees to be good and we have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded business operations. During 2024, Bausch + Lomb did not experience any business disruption as a result of normal course employee turnover.
In 2024, we launched our second employee engagement survey, with approximately 11,000 colleagues across the world participating, which was a 6% increase over our 2022 participation rate. Following our first survey in 2022, we took immediate action to simplify how we work and increase productivity. We believe that these action plans were the primary causes for a statistically significant increase in our efficiency category score of 3% in 2024 versus 2022. Our overall score in sustainable engagement also increased, and results also improved in the categories of senior leadership, career development and talent management. Based on the themes identified, we anticipate that future action plans will address additional areas of focus and play to our strengths to inform how we move forward.
Health, Safety and Wellness
Our employees' health, safety and wellness are of utmost importance to us. On an ongoing basis, we measure how well we are fostering the health and safety of our employees through our Days Away Rate (“DAR”), which captures globally the number of days that our employees are away from work due to illness or injury. In 2024, we achieved an annual DAR of 4.9, which met our annual not to exceed goal of 6 and is far below other similar industry standard DAR of 22.
In recognizing that physical, emotional and financial well-being are significant contributors to employees’ success at work and home, we support employees in all aspects of their everyday life by centering programs and activities around these three pillars of well-being. Across each pillar, a range of resources are offered to help employees be healthy and feel successful in both their professional and personal lives, including employee assistance programs that offer resources and support on various topics, including relationship issues, stress management, fitness and nutrition and grief and loss. In the 2024 employee survey, 75% of employees viewed our health care and wellness benefit programs as meeting their needs, which is aligned to the results of our 2022 survey.
Culture of Inclusion
We believe that creating an inclusive work environment, harnessing the value of diverse backgrounds and experiences of our colleagues, contributes to our ability to drive innovation, identify solutions and achieve our mission. Our global strategy for inclusion centers around four pillars: attract, belong, promote and influence.
To attract talented candidates from a variety of backgrounds, we leverage the networks and resources of third-party partners, including consultants, agencies and associations. To cultivate a culture of belonging, we host monthly educational workshops and engagement events to celebrate a variety of holidays and other causes that are significant to employees’ cultures, ethnicities and experiences.
Our commitment to inclusion includes our relationships with community members and business partners. We focus on growing philanthropic partnerships to maximize our positive impact.
Talent Development and Total Rewards
We are committed to the development of employees and believe that our success coincides with employees’ achievements of personal and professional goals. Through our Employee Development Framework, the Company endeavors to support employees’ interests to grow to their full potential, achieve career goals and contribute to the success of the Company. Employees are empowered to explore roles that are of interest and gain insights into their strengths and development needs. A variety of development programs are provided to support employees at every stage of their career and incorporate individual development plans that aim to help employees reach their career goals. The Company also has a robust, global succession planning process that allows us to define talent needs based on business strategy, identify talent, drive development and growth, strengthen the pipeline for critical leadership positions and optimize talent deployment across the business. In 2024, we launched a new global performance management program focused on the power of our people and the way we work. The new system supports consistency and alignment on performance ratings across the organization, and employees and managers can monitor information in real-time.
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
Our unique recycling programs make it possible to properly recycle used contact lens, eye care and lens care items, which can be used to help create a variety of post-consumer products. These materials are not typically processed in standard recycling facilities and can end up in landfills or waterways and contribute to plastic pollution. The ONE by ONE Recycling program has collected more than 94 million used contact lenses, blister packs and top foils since the program's launch in November 2016.
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
Geographic Areas
A significant portion of our revenues is generated from operations or otherwise earned outside the U.S. and Canada. All of our foreign operations are subject to risks inherent in conducting business abroad, including compliance with multiple legal and regulatory regimes, price and currency exchange controls, fluctuations in the relative values of currencies, political and economic instability, the imposition of and adverse changes to duties, tariff and other trade protection measures and restrictive governmental actions including possible nationalization or expropriation, and our domestic operations are subject to risks including the imposition of retaliatory measures. Changes in the relative values of currencies may materially affect our results of operations. For a discussion of these risks, see Item 1A. “Risk Factors” of this Form 10-K.
See Note 21, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for revenues and long-lived assets by geographic area.
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
We are also required to file reports and other information with the securities commissions in all provinces (except Quebec) and territories in Canada. You are invited to read and copy any reports, statements or other information, other than confidential filings, that we file with the CSA. These filings are also electronically available from the Canadian System for Electronic Data Analysis and Retrieval + (“SEDAR+”) at www.sedarplus.ca, the Canadian equivalent of the SEC’s electronic document gathering and retrieval system.

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
•Inflation could materially adversely affect our business and operations;
•We may not realize the anticipated benefits from the Separation, and the Separation could harm our business;
•The Separation is subject to certain uncertainties. Furthermore, the Distribution or the Sale Transaction may not occur;
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
•If the Distribution occurs pursuant to the public company “butterfly reorganization” rules in Section 55 of the Income Tax Act (Canada) (the “Tax Act”), certain requirements of those rules depend on events that may not be within our control;
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
•The impact of the actual or perceived future sales of our common shares on our common share price;
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
•International operations risks associated with conducting a significant portion of our business outside the United States, including with respect to foreign currency risk and the ongoing Ukraine-Russia conflict and Middle East conflict involving Israel, Hamas and other countries and militant groups in the region;
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
•The impact of potential imposition of and adverse changes to duties, tariffs and other trade protection measures (including any retaliations to such measures);
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
Over the last few years in the U.S. and globally, market and economic conditions have been challenging, particularly in light of public health pandemics and, more recently, as a result of uncertainty concerning government shutdowns, debt ceilings, government funding and potential trade wars. Any negative impact on economic conditions and international markets, continued volatility or deterioration in the debt and equity capital markets, heightened inflation, deflation or other adverse economic conditions may adversely affect our business, liquidity, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Ongoing uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. When our customers’ financial conditions are adversely affected, it could materially and adversely affect our sales and financial results, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Our global business may be negatively affected by local economic conditions, including heightened inflation, increasing labor costs, potential recession, the imposition of or adverse amendments to duties, tariffs and other trade restrictions (including any retaliation to such measures) and currency exchange rate fluctuations, which could adversely affect our cost to manufacture and provide our products and services and revenues generated through sales of such products and services. There is no guarantee that we will be able to fully absorb any such additional costs or revenue declines in the prices for our products and services.
Inflation and other macroeconomic factors could materially adversely affect our business and operations.
Our operating results could be materially impacted by changes in the overall global macroeconomic environment and other economic factors that impact our cost structure and revenue results. Changes in economic conditions, including supply chain constraints, logistics challenges, labor shortages, imposition of or adverse amendments to duties, tariffs and other trade protection mechanisms (including any retaliation to such measures) and steps taken by governments and central banks, including stimulus and spending programs, have, in the past, led to (and could, in the future lead to) heightened inflation, resulting in an increase in costs and changes in fiscal and monetary policy, including increased interest rates. In a heightened inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, geopolitical instability (such as the imposition of and adverse changes to U.S. duty, tariff and other trade protection measures, the ongoing conflict between Russia and Ukraine and the ongoing conflicts in the Middle East) and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets. These inflationary pressures and other negative macroeconomic conditions (including the potential impact of tariffs) could impact our revenues and resulting margins and could have an adverse impact on results of operations and could cause the market value of our common shares and/or debt securities to decline.
Risks Relating to the Separation
We may not realize the anticipated benefits from the Separation, and the Separation could harm our business.
From 2013 until the completion of the B+L IPO, we operated as a business within BHC. Since completion of the B+L IPO, we have operated as an independent company from BHC, although BHC controls a majority of the voting power of our outstanding common shares and therefore generally is able to determine the outcome of all corporate actions that require shareholder approval. The Separation remains subject to the receipt of applicable shareholder and other necessary approvals and the various risk factors set forth herein.
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
•the manner and terms of the Separation;
•the other actions required to complete the Separation could disrupt our operations; and
•the development of our operations and infrastructure in connection with the Separation, and any future expansion of such operations and infrastructure, may not be entirely successful, and may strain our operations and increase our operating expenses.
If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, or the anticipated structure of the Separation were to change, our business could be harmed and could cause the market value of our common shares and/or debt securities to decline.
The Separation is subject to certain uncertainties. Furthermore, the Distribution or the Sale Transaction may not occur.
Unanticipated developments, including disruptions to business and commerce induced by changes in global market, financial and economic conditions (such as international conflicts and trade wars), possible delays in obtaining any necessary shareholder, stock exchange, regulatory or other approval or the failure to obtain any such approvals, possible delays in obtaining any required tax opinions or rulings or the failure to obtain any such tax opinions or rulings, that a portion of BHC’s ownership of Bausch + Lomb is pledged as collateral securing BHC’s 9.00% senior secured notes and a portion of its common shares would be pledged as collateral securing BHC’s bridge facility to the extent BHC borrows amounts thereunder, negotiating challenges, the uncertainty of the financial markets, any adverse impact on BHC’s financial condition, changes in the law, and other challenges could delay or prevent the completion of the Separation, result in changes to the anticipated structure and manner of the Separation, or cause the Separation to occur on terms or conditions that are different or less favorable than expected. For example, on December 12, 2024, we announced that the Board of Directors authorized management and its advisors to explore a potential sale of the Company, as one of several options being explored to complete the Separation. Any changes to the Separation, including its anticipated structure, or delay in completing the Separation could cause us not to realize some or all of the expected benefits or realize them on a different timeline than expected. Additionally, the structure and manner of the Separation may increase the likelihood that certain risks described in this Item 1A. “Risk Factors” may occur or result in other risks not described herein which could cause the market value of our common shares and/or debt securities to decline.
In particular, the Separation may include the Distribution. If a Distribution is to occur, BHC informed us in the past that it intended to conduct the Distribution by way of a statutory plan of arrangement under applicable corporate law (the “Distribution Arrangement”) to be implemented in accordance with the terms and subject to the conditions set out in the plan of arrangement (the “Distribution Plan of Arrangement”) appended to the Arrangement Agreement entered into between Bausch + Lomb and BHC (the “Distribution Arrangement Agreement”). Subject to the terms of the Distribution Arrangement Agreement, BHC may instead also effect the Distribution through one or more distributions effected as a dividend or a tax-free reduction of capital to all BHC shareholders, one or more distributions in exchange for BHC shares or other securities, or any combination thereof. Prior to the completion of any such Distribution or as an alternative to the Distribution, BHC may sell all or a portion of its remaining direct or indirect equity interest in us through an offering to third parties, whether pursuant to a Sale Transaction or otherwise. BHC has indicated that it continues to evaluate all relevant factors and considerations relating to the Separation.
However, BHC has no obligation to complete the Distribution on the terms that have been previously disclosed or at all, and it will have the ability to unilaterally terminate the Distribution Arrangement Agreement in its sole discretion at any time before the Distribution Arrangement is implemented, and, as of the outside date of December 31, 2024, Bausch + Lomb may terminate the Distribution Arrangement Agreement in accordance with its terms (unless the parties otherwise agree). The Distribution Arrangement Agreement has not been terminated as of the date of this Form 10-K. Whether BHC proceeds with the Distribution pursuant to the Distribution Arrangement or otherwise, in whole or in part, is subject to a number of conditions precedent, many of which are outside our control. These conditions precedent are expected to include, but are not limited to the following: achievement of targeted debt leverage ratios by BHC, receipt of any necessary regulatory or other approvals, existence of satisfactory market conditions, and in the case of a tax-free transaction, an opinion of counsel (and, at the election of BHC, a tax ruling from the IRS as to certain issues related to the Distribution (the “U.S. Tax Ruling”)) and a tax ruling requested from the Canada Revenue Agency (the “CRA”) confirming the tax-free treatment of the transaction to BHC, the Company and their respective shareholders (the “Tax Ruling”). Completion of any plan of arrangement under applicable corporate law (including the Distribution Plan of Arrangement) would also be subject to approvals, including by receipt of applicable shareholder approvals and receipt of and compliance with the interim and final orders from the Supreme Court of British Columbia (the “Interim Order” and the “Final Order,” respectively). If BHC proceeds with the Distribution pursuant to the Distribution Arrangement, at the hearing for the Final Order, the Supreme Court of British Columbia would consider whether to approve the Distribution based on the applicable legal requirements and the evidence and submissions before the Court as to, among other things, whether the Distribution Plan of Arrangement is fair and reasonable. There can be no certainty, nor can we provide any assurance, that all conditions precedent to the Distribution, whether under the Distribution Arrangement Agreement, through a reduction of capital or otherwise, will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived. If certain approvals and consents are not received prior to the anticipated effective date of the Distribution, we and BHC may decide to proceed nonetheless, or we and BHC may either delay or amend the implementation of all or part of the Distribution, including possibly delaying the completion of the Distribution in order to allow sufficient time to complete such matters or effecting the Distribution other than by way of a plan of arrangement under applicable corporate law (such as through a reduction of capital). Any such changes in timing or manner of effecting the Distribution could result in other conditions needing to be satisfied or waived. It is possible that future factors may arise that make it inadvisable to proceed with, or advisable to delay, all or part of the Distribution, which may include an amendment to the Distribution Plan of Arrangement to modify, add or remove certain steps in the Distribution Arrangement, or to amend the terms of the Distribution Arrangement Agreement. BHC will have the right, in its sole discretion to amend the Distribution Plan of Arrangement and to make any necessary conforming changes to the Distribution Arrangement Agreement so long as it has determined, acting reasonably, that such amendment(s) are not materially adverse to us or to our shareholders from a financial perspective. The Distribution Arrangement Agreement may also be terminated in certain circumstances, including by BHC in its sole discretion at any time before the Distribution Arrangement is implemented. BHC will have the right to abandon or change the structure of the Distribution if BHC determines to do so in its sole discretion.
As noted above, a Sale Transaction is one potential option for the completion of the Separation. However, the consummation of a Sale Transaction may be subject to a number of conditions, some of which are outside of our control, including the potential need to obtain consent of BHC to such Sale Transaction. In addition, any such Sale Transaction may be structured in a number of different ways. As a result, we cannot guarantee the timing or structure of any such Sale Transaction or that a Sale Transaction would be consummated at all (for example, recent engagement with potential buyers failed to result in the completion of a Sale Transaction). Even if such Sale Transaction were consummated, we may not realize all of the benefits that are anticipated from the Separation.
If the Distribution or other means of effecting the Separation (including, but not limited to, any Sale Transaction) is delayed, restructured or not completed, the market price of our common shares may be materially adversely affected. Furthermore, if the Distribution or Sale Transaction does not occur, or if BHC does not otherwise dispose of its ownership of our equity interests, on the timelines or in the manner currently anticipated or at all, the risks relating to BHC’s control of us and the potential business conflicts of interest between BHC and us will continue to be relevant to our securityholders. The liquidity of our common shares and/or debt securities in the market may be constrained for as long as BHC continues to hold a significant position in our common shares and/or debt securities. A lack of liquidity in our common shares and/or debt securities could depress the price of our common shares and/or debt securities.
The Separation is subject to challenge and could be subject to further challenges in the future, any of which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect.
The Separation is subject to challenge, which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect. For example, in March 2022, we and BHC were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division (which was removed to the U.S. District Court for the District of New Jersey, but subsequently remanded back to the Superior Court of New Jersey), brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain of its current or former officers and directors. This action seeks a declaratory judgment that the transfer of assets from BHC to us would constitute a voidable transfer under New Jersey’s Uniform Voidable Transactions Act and that we would become liable for damages awarded against BHC in the individual opt-out actions. In addition, we could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. For more information regarding legal proceedings, see Note 19, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements.
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
•Our historical financial results prior to the B+L IPO reflect the direct, indirect and allocated costs for such services historically provided by BHC. Following the B+L IPO, BHC continued to provide some of these services to us on a transitional basis, pursuant to a transition services agreement that we entered into with BHC in connection with the Separation. Our historical financial information does not reflect our obligations under the various transitional and other agreements we entered into with BHC in connection with the Separation. As these transitional services expire or are terminated (as most now have), we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf, and these costs may differ significantly from the comparable expenses we have incurred in the past.
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
•In addition, as a public company, our management is required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to conclude that we have effective internal controls over financial reporting, or if our registered public accounting firm is unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common shares and/or debt securities. Moreover, failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on the NYSE, the TSX or any other exchange on which our common shares may be listed. Delisting of our common shares on any exchange would reduce the liquidity of the market for our common shares, which would reduce the price of and increase the volatility of the market price of our common shares.
Until the completion of the Separation, BHC will control the direction of our business, and the concentrated ownership of our common shares will prevent you and other shareholders from influencing significant decisions.
As of February 12, 2025, BHC beneficially owns approximately 88.1% of our issued and outstanding common shares. As long as BHC controls a majority of the voting power of our issued and outstanding common shares with respect to a particular matter, it will generally be able to determine the outcome of all corporate actions requiring shareholder approval (as further described below) and will be able to block a takeover bid made for the shares of the Company as Canadian securities laws require that a minimum of 50% of the issued and outstanding shares be tendered to the bid in order for the bid to succeed. In addition, as controlling shareholder, BHC will have significant influence over our plans and strategies, including strategies relating to marketing and growth. Even if BHC were to control less than a majority of the voting power of our outstanding common shares, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common shares. If BHC does not complete the Distribution or otherwise dispose of its ownership of our equity interests, it could remain our controlling shareholder for an extended period of time or indefinitely. In such a case, the concentration of BHC’s holdings may delay or prevent any acquisition or delay or discourage takeover attempts that shareholders may consider to be favorable, or make it more difficult or impossible for a third-party to acquire control of the Company or effect a change in the Board of Directors and management, any of which may cause the market price of our common shares and/or debt securities to decline. Any delay or prevention of a change of control transaction could deter potential acquirors or prevent the completion of a transaction in which the Company’s shareholders could receive a premium over the then current market price for their common shares.
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
BHC’s interests may not be the same as, or may conflict with, our interests or the interests of our other shareholders and other stakeholders. Because BHC’s interests may differ from ours or from those of our other shareholders and other stakeholders, actions that BHC takes with respect to us, as our controlling shareholder and pursuant to its rights under the MSA, may not be favorable to us or our other securityholders and stakeholders.
In addition, BHC will have the ability, should it choose to do so, to sell some or all of our common shares that it owns in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company. In addition, BHC has pledged a portion of our common shares that it owns as collateral securing BHC’s 9.00% senior secured notes and an additional portion of our common shares that it owns would be pledged as collateral securing BHC’s bridge facility to the extent BHC borrows amounts thereunder. If BHC defaults under such debt, our common shares that have been pledged to secure such debt may be foreclosed upon and could be sold. If BHC privately sells its significant equity interests in our company or such equity interests are otherwise transferred (including in connection with a foreclosure on the common shares that are or may be pledged as collateral for certain of BHC’s debt), we may become subject to the control of a presently unknown third party. Such third party may have interests that conflict with those of other securityholders and stakeholders, and may attempt to cause us to revise or change our plans and strategies. A new owner may also have different plans with respect to the Separation, including not effecting such Separation.
In addition, as a result of BHC being our controlling shareholder, BHC and its financial condition, business, reputation and operations (including its credit ratings) may have an impact on our business, including our credit ratings. In particular, although we do not guarantee BHC’s debt and are not subject to the restrictive covenants under the agreements governing BHC’s debt and BHC’s creditors therefore should not have any direct claim against us, any downgrade in BHC’s credit ratings may nonetheless have an adverse impact on and result in a downgrade in our credit ratings. If credit rating agencies downgrade our credit ratings, our ability to raise debt and the cost of capital for additional debt issuances may be adversely impacted.
Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in BHC, and some of our directors may have actual or potential conflicts of interest because they also serve as directors of BHC.

Because of their current or former positions with BHC, some of our directors and executive officers may own common shares of BHC or have options to acquire shares of BHC, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our directors also serve as directors of BHC. While our Board of Directors has determined that Thomas W. Ross, Sr., Nathalie Bernier, Andrew C. von Eschenbach, Sarah B. Kavanagh, John A. Paulson, Russel C. Robertson, Karen L. Ling, Brett Icahn and Gary Hu are “independent directors” within the meaning of applicable regulatory and stock exchange requirements in the United States and within the meaning of Canadian securities laws, certain of them have served and, in some cases, continue to serve, as directors of BHC.
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
To preserve the tax-free treatment of certain transactions related to the Distribution, certain agreements we entered into with BHC in connection with the Separation (including the Distribution Arrangement Agreement) contain certain tax-related covenants. We previously expected that the Distribution would be effected pursuant to the public company “butterfly reorganization” rules in Section 55 of the Tax Act (although BHC has recently announced it is considering other alternative structures, including a tax-free reduction of capital) and so these covenants include agreements that, among other things and subject to certain limited exceptions: (a) we and BHC will: (i) not, on or before the effective date of the Distribution Arrangement, take or perform or fail to take or perform any act, including entering into any transaction or permitting any act or transaction within our respective control to be taken or performed or to occur, that, in each case, could reasonably be considered to interfere or be inconsistent with the Tax Ruling; (ii) not take or perform or fail to take or perform any act, including entering into any transaction or permitting any act or transaction within our respective control to be taken or performed or to occur, in each case, that would cause BHC to cease to be a “specified corporation” within the meaning of the Tax Act on or prior to the effective date of the Distribution Arrangement, except as specifically contemplated by the Distribution Arrangement Agreement and in the Tax Ruling; and (iii) fulfill all representations and undertakings provided by us (or by any of our subsidiaries), or on our behalf (or on behalf of any of our subsidiaries) with our knowledge and consent, in the Tax Ruling; and (b) we and BHC will not, for a period of three years after the effective date of the Distribution Arrangement, take or perform or fail to take or perform any act, including entering into any transaction or permitting any act or transaction within our respective control to be taken or performed or to occur, that, in each case, could reasonably be expected to cause the Distribution Arrangement and/or any transaction contemplated by the Distribution Arrangement and/or the Distribution Arrangement Agreement to be taxed in a manner inconsistent with that provided for in the Tax Ruling. Although BHC has subsequently announced that it may effect the Distribution through a tax-free reduction of capital or may complete the Separation through an alternate transaction, we remain subject to these tax covenants, which may restrict us from taking certain actions that we might otherwise choose to take or from pursuing certain strategic transactions or engaging in other transactions, some of which could be material. The nature, extent and effect of these restrictions will depend on the manner in which the Distribution is effected, if at all.
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
The applicability of these restrictions and the extent and nature of any indemnity obligations will depend on the manner in which the Distribution is ultimately effected (if at all), including whether or not the Distribution is effected pursuant to the public company “butterfly reorganization” rules of the Tax Act, which may be outside of our control. If the Distribution is effected through a tax free reduction of capital, certain of these restrictions may no longer apply to us or to BHC. See also “—The Separation is subject to certain uncertainties. Furthermore, the Distribution or the Sale Transaction may not occur.”
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
Pursuant to the various Separation-related agreements with BHC, BHC has agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity from BHC will be sufficient to protect us against the full amount of such liabilities, or that BHC will be able to fully satisfy its indemnification obligations in the future (whether due to adverse changes in its financial condition or otherwise). Even if we ultimately succeed in recovering from BHC any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.
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
Future sales of our common shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), for so long as BHC is deemed to be our affiliate, unless such sales of shares are registered with the SEC or qualify for another applicable exemption from registration. Similarly, any sale of any of our common shares by BHC will constitute a “control distribution” under Canadian securities laws (generally a sale by a person or a group of persons holding more than 20% of our outstanding voting securities) and will be subject to restrictions under Canadian securities laws, unless the sale is qualified under a prospectus filed with Canadian securities regulatory authorities, is made pursuant to a prospectus exemption, or if prior notice of the sale is filed with the Canadian securities regulatory authorities at least seven days before any sale and there has been compliance with certain other requirements and restrictions regarding the manner of sale, payment of commissions, reporting and availability of current public information about us and compliance with applicable Canadian securities laws. We have granted certain registration rights to BHC. We are unable to predict with certainty whether or when BHC will sell a substantial number of our common shares to the extent it retains shares following the Distribution or in the event the Distribution does not occur. The Distribution or sale by BHC of a substantial number of our common shares, or a perception that the Distribution or such sales could occur (including in connection with a foreclosure on the common shares that are or may be pledged as collateral for certain of BHC’s debt), could significantly reduce the market price of our common shares.
The services that BHC provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
Pursuant to the Transition Services Agreement entered into with BHC in connection with the B+L IPO, BHC agreed to provide us with corporate and shared services for a transitional period, including information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services and other services in exchange for the fees specified in the Transition Services Agreement between us and BHC. A limited number of these transitional services are still being provided to us by BHC. If we no longer receive these services from BHC due to the termination of the Transition Services Agreement or otherwise, we may not be able to perform these services ourselves and/or find appropriate third party arrangements at a reasonable cost (and any such costs may be higher than those charged by BHC). In addition, we have received informal support from BHC, which may not be addressed in the agreements we have entered into with BHC, and the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in BHC’s administrative systems during the remainder of the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.
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
In addition, the FDA and Health Canada approval must be obtained in the U.S. and Canada, respectively, EMA approval (drugs) and CE Marking (devices) and/or registration under the European Commission’s Medical Device Regulation 2017/745 must be obtained in countries in the EU and similar approvals must be obtained from comparable agencies in other countries, prior to marketing or manufacturing new pharmaceutical and medical device products for use by humans. Obtaining such regulatory approvals for new products and devices and manufacturing processes can take a number of years and involves the expenditure of substantial resources. We may face additional challenges with respect to EMA approval and CE Marking in the EU as a result of additional requirements for approval in the EU that may be more burdensome than those required by the FDA and Health Canada. Even if such products appear promising in development stages, regulatory approval may not be achieved and no assurance can be given that we will obtain approval in those countries where we wish to commercialize such products. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations, including limitations on the indications for which we can market a product, or require onerous risk management programs. Furthermore, from time to time, changes to the applicable legislation, regulations or policies may be introduced that change these review and approval processes for our products, which changes may make it more difficult and costly to obtain or maintain regulatory approvals.
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
If we fail to comply with the regulatory requirements in those countries where our products are sold, we could lose our marketing approvals or be subject to fines or other sanctions. Also, as a condition to granting marketing approval of a product, the applicable regulatory agencies may require a company to conduct additional clinical trials or remediate Current Good Manufacturing Practice (“cGMP”) issues, the results of which could result in the subsequent loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product. Also our compliance requirements extend to other current good practices with which we must comply and adhere to with respect to the development and commercialization of our products and medical devices, including not only cGMP, but also Current Good Laboratory Practices (“cGLP”), Current Good Clinical Practices (“cGCP”) and Current Good Distribution Practices (“cGDP”).
In April 2017, the European Union adopted the European Medical Device Regulations (“EU MDR”), which repeals and replaces the Medical Device Directive (“MDD”) and active implantable medical devices Directive (“AIMDD”) 90/385/EEC. The EU MDR, for most parts, became applicable on May 26, 2021. Under the EU MDR, several transitional measures apply to medical devices that are certified under the MDD or AIMDD prior to May 26, 2021 or, for class I device, for which a declaration of conformity was drawn up prior to May 26, 2021, allowing these devices to be placed on the market after May 26, 2021 under certain conditions for a transitional period. However, if we make any significant changes in the design or intended purpose of our devices, they will no longer benefit from such transitional periods. Generally, the EU MDR imposes stricter requirements on manufacturers, importers and distributors of medical devices. Moreover, the requirements to provide clinical data for medical devices has become stricter and as a result we may need to conduct new time consuming and costly clinical investigations with our existing medical devices to meet the new requirements, including to obtain CE certificates under the EU MDR. We may, or may not, be able to provide this data in time to obtain EU MDR certifications in a timely fashion when our existing certificates expire. These new regulations impact all of our existing and pipeline medical device products being sold in the EEA for which we are legal manufacturer, importer and/or distributor, including contact lens, lens care, eye health, aesthetic and surgical areas, as well as certain of our products outside the EEA, which rely on the EEA registration to support registration in those other countries. These products, in the aggregate, account for a meaningful portion of our net revenue in this region. While we are working to ensure compliance with these new regulations for all impacted products, we may not be able to achieve compliance for all products within the applicable transition period. If we fail to achieve compliance, we will not be able to market and sell the non-compliant products in the EEA, nor will we be able to rely on the non-compliant registration for such products in regions outside of the EEA, which could have a material adverse effect on our business, financial condition, cash flows and results of operations in the EEA and, possibly, on a consolidated basis, and could cause the market value of our common shares and/or debt securities to decline.
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
Until May 25, 2021, our products bearing a CE mark could be exported from the EEA to Switzerland. However, as of May 26, 2021, the Mutual Recognition Agreement between the EEA and Switzerland has not been updated to include the requirements of EU MDR. Accordingly, legal manufacturers in Switzerland are required to appoint a European Union authorized representative, and manufacturers outside of Switzerland are required to appoint a Swiss authorized representative in compliance with the Swiss Medical Device Ordinance. As a consequence, beginning in June 2021, we have been required to appoint an authorized representative in Switzerland in order to export our CE-marked medical devices to Switzerland. Additionally, the name and address of the Swiss authorized representative must be placed on the packaging. This has created added expenses and challenges.
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
In the past, we have experienced certain supply chain challenges which have caused disruptions in availability and delays in shipping, which has led to challenges in meeting end market demand, primarily within our contact lens and surgical businesses. Although now largely resolved, these supply-chain challenges impacted our revenues and resulting margins, despite our effort to manage these impacts through strategic pricing actions and other initiatives. If such challenges were to occur again, they could have an adverse impact on results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Some components and raw materials used in our manufactured products and some finished products sold by us, are currently available only from one or a limited number of domestic or foreign suppliers. For example, with respect to some of our largest or most significant products, the supply of the finished product for each of our Lumify®, Vyzulta®, SofLens®, MIEBO®, XIIDRA® and PureVision® products are only available from a single source, the supply of the active pharmaceutical ingredients (“API”) or other components for our Lumify®, Vyzulta®, MIEBO® and PreserVision® products are also only available from a single source and certain of our Biotrue®, Softlens® and Bausch + Lomb Ultra® contact lens products are also only available from a single source. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to renew current supply agreements when such agreements expire and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these products, but such safety stock may not be sufficient. In addition, in some cases, only a single source of active pharmaceutical ingredient is identified in filings with regulatory agencies, including the FDA, and cannot be changed without prior regulatory approval, which would involve time and expense to us. A prolonged interruption in the supply of a single-sourced raw material, including the API, or single-sourced finished product could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, these third-party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent.
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
Sales of certain of our products are dependent, in part, on the availability and extent of reimbursement from government health administration authorities, private health insurers, pharmacy benefit managers and other organizations of the costs of our products and the continued reimbursement and coverage of our products in such programs. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for our products. In addition, such third-party payors may otherwise make the decision to reduce reimbursement of some or all of our products or fail to cover some or all of our products in such programs or assert that reimbursements were not in accordance with applicable requirements. For example, these decisions may be based on the price of our products or our current or former pricing practices and decisions. Any reduction or elimination of such reimbursement or coverage could result in a negative impact on the utilization of our products and, as a result, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
For certain of our products, we are, and may in the future be, subject to certain restrictions that limit our ability to increase or make changes to the pricing of those products. These restrictions or limitations are or may be imposed contractually (such as through our contracts with group purchasing organizations or others), through legislation (such as the Inflation Reduction Act, which, among other things, currently requires manufacturers to pay rebates to Medicare if prices increase faster than inflation for products used by Medicare beneficiaries) or through decisions or commitments we decide to make ourselves (such as through the pricing committees we have established or may establish for certain of our businesses).
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
Over the last several years, we have completed a number of acquisitions and in-licensing transactions. We may in the future seek to identify and acquire complementary businesses, products, technologies or other assets to augment our pipeline. Such transactions may be complex, time consuming and expensive. There can be no guarantee that we will be able to successfully consummate acquisitions or other arrangements, which could result in significant diversion of management and other employee time, as well as substantial out-of-pocket costs. If such transactions are not completed for any reason, we may incur significant costs and the market price of our common shares and/or debt securities may decline.
In addition, even if an acquisition is consummated, the integration of the acquired business, product or other assets into our Company may be complex and time-consuming, and we may not achieve the anticipated benefits, cost-savings or growth opportunities we expect. Potential difficulties that may be encountered in the integration process include the following: integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly-acquired products; coordinating geographically dispersed organizations; distracting management and employees from operations; retaining existing customers and attracting new customers; maintaining the business relationships the acquired company has established, including with health care providers; and managing inefficiencies associated with integrating the operations of the Company and the acquired business, product or other assets. We may also not be able to successfully bring pipeline assets acquired to market. In addition, delays encountered in the integration process could result in a failure to realize the anticipated benefits on the anticipated timeline, or at all.
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
In addition to the integration challenges we face, the anticipated benefits we expect from these acquisition are subject to numerous assumptions, including assumptions derived from our diligence efforts concerning the status of and prospects for the acquired business, product or other assets. We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues of the business or products or assumptions regarding our ability to successfully develop and obtain regulatory approval for any acquired pipeline assets. There are a variety of risks and uncertainties, some of which are outside of our control, which could cause actual results to differ materially from these anticipated benefits.
In addition, as described above, we may expend significant expenses in connection with the consummation of these transactions and the integration of the acquired business with our business. These expenses may include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and fees associated with any financing required in connection with the funding for such transactions. Many of these expenses must be paid regardless of whether the transaction is consummated. Additional unanticipated costs may be incurred in the integration of the acquired business with our business. In addition, we may also incur additional indebtedness to finance the transaction, which indebtedness may be material and may limit our operating or financial flexibility relative to our then current position.
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
Our ability to effectively monitor and respond to the rapid and ongoing developments and expectations relating to environmental, social and governance (“ESG”) matters, including related social expectations and concerns, have imposed (and may continue to impose) unexpected costs and/or may result in reputational or other harm that could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
There are rapid and ongoing developments and regulations and changing expectations relating to ESG matters and factors such as the impact of our operations on climate change, water and waste management, our practices relating to sustainability and product stewardship, product safety, access to health care and affordable drugs, management of business ethics and human capital development, which may result in increased regulatory, social or other scrutiny on us. This scrutiny may be intensified as a result of the varying pro-ESG and anti-ESG views held by certain stakeholders. As a result, we are developing our integrated ESG program to position us for timely reporting for the European Union’s Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive (CSDDD), California’s Climate Corporate Data Accountability Act (SB 253) and Climate-Related Financial Risk Report (SB 261) regulations, and other pending requirements, if and when they come into force. However, if we are unable to adequately recognize and respond to such developments and governmental, societal, investor and consumer expectations relating to such ESG matters, we may miss corporate opportunities, become subject to additional scrutiny, incur unexpected costs or experience damage to our reputation or our various brands. If any of these events were to occur, there may be a material adverse effect on our business, financial condition, cash flows and results of operations and the market value of our common shares and/or debt securities may decline.
Debt-Related Risks
Our indebtedness could adversely affect our business and our ability to meet our obligations.

As of December 31, 2024, we had $3,441 million and $1,400 million in outstanding aggregate principal amount of issued variable rate and fixed rate debt, respectively. Our variable rate debt exposes us to interest rate risk. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same.
Our credit facilities and our indenture governing the October 2028 Secured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict our ability and the ability of our subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The Revolving Credit Facility contains financial covenants (the “Revolving Facility Financial Covenant”) that: (1) prior to the IG Trigger (as defined herein), require us to, if, as of the last day of any fiscal quarter (commencing with the fiscal quarter ending December 31, 2022), loans under the Revolving Credit Facility and swingline loans are outstanding in an aggregate amount greater than 40% of the total commitments in respect of the Revolving Credit Facility at such time, maintain a maximum first lien net leverage ratio of not greater than 4.50:1.00 and (2) after the IG Trigger, require us to, as of the last day of each fiscal quarter ending after the IG Trigger, (a) maintain a total leverage ratio of not greater than 4.00:1.00 (provided that such ratio will increase to 4.50:1.00 in connection with certain acquisitions for the four fiscal quarter period commencing with the quarter in which such acquisition is consummated) and (b) maintain an interest coverage ratio of not less than 3.00:1.00. The Revolving Facility Financial Covenant in effect prior to the IG Trigger may be waived or amended with the consent of a majority of the lenders under the Revolving Facility, and without the consent of the lenders under the Term Facilities or any other person, and contains a customary term loan facility standstill and customary cure rights. The May 2027 Incremental Term Facility contains a financial covenant (the “May 2027 Incremental Term Facility Financial Covenant”) that requires Bausch + Lomb to, as of the last day of each fiscal quarter of Bausch + Lomb (commencing with the fiscal quarter ending March 31, 2025), maintain a maximum first lien net leverage ratio of not greater than (1) for the first four full fiscal quarters ending after the effective date of the May 2027 Incremental Term Facility, 5.00:1.00 and (2) thereafter, 4.50:1.00. The May 2027 Incremental Term Facility Financial Covenant may be waived or amended with the consent of a majority of the lenders under the Revolving Facility, and without the consent of the lenders under any other Senior Secured Credit Facility (as defined herein) or any other person, and contains a customary standstill and customary cure rights. The indenture governing the October 2028 Secured Notes also contains negative covenants and events of default that are similar to those contained in the Senior Secured Credit Facilities.
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
•political and economic instability;
•ongoing uncertainties as a result of instability or changes in geopolitical conditions, including military or political conflicts, such as those caused by the ongoing conflict between Russia and Ukraine or the conflict in the Middle East involving Israel, Hamas and other countries and militant groups in the region (the potential escalation or geographic expansion of which could heighten other risks identified elsewhere in this “Risk Factors” section);
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
•new export license requirements;
•adverse changes in tariff and trade protection measures, especially in light of recent comments made by the new Trump administration;
•differing labor regulations;
•potentially negative consequences from changes in or interpretations of tax laws;
•restrictive governmental actions;
•possible nationalization or expropriation;
•credit market uncertainty;
•restrictions on business activities and other challenges associated with pandemics, epidemics, outbreaks of an infectious disease or similar events;
•differing local practices, customs and cultures, some of which may not align or comply with our Company practices and policies or U.S. laws and regulations;
•difficulties with licensees, contract counterparties, or other commercial partners; and
•differing local product preferences and product requirements.
As a result of changes to U.S. policy, especially in light of recent comments made by the new Trump administration, there may be changes to existing trade agreements, the imposition of new tariffs (including potential tariffs on imported pharmaceuticals into the United States) and greater restrictions on trade generally. In addition, support for protectionism and rising anti-globalization sentiment in the United States and other countries may slow global growth. In particular, a protracted and wide-ranging trade conflict between the United States its trading partners, including China, Canada and Mexico, or the imposition of tariffs or other trade protection measures by either country in any other context, could adversely affect global economic growth. Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe and elsewhere. Broader geopolitical tensions remain high among the United States, Russia, China and across the Middle East.
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
In 2024, we derived approximately 3% of our revenues from sales of our products in Russia, Ukraine and Belarus. As of the date of this Form 10-K, the conflict between Ukraine and Russia has continued to impact our business in the region, and we are continuously monitoring developments to assess any potential future impact that may arise. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response may continue to hinder our ability to conduct business with customers and vendors in this region. For example, we have experienced and may in the future experience disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We have experienced and may in the future also experience decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we may experience difficulties in collecting receivables from such customers. If we are hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. For example, the sanctions and export controls that have been imposed by the U.S. against Russia and Belarus temporarily impacted our ability to distribute our U.S.

manufactured contact lenses and our U.S. surgical products to Russia and Belarus, until we were able to apply for and obtain all licenses or other applicable governmental authorizations necessary to allow us to sell the applicable currently sanctioned products in each of these countries. Similarly, the sanctions that were imposed by the EU against Russia also required us to obtain licenses for products and services provided to Russia from the EU and from the relevant EU member states. The new Trump administration has indicated that it may impose additional sanctions against Russia if negotiations are not commenced respecting a ceasefire or possible end to the conflict in Ukraine. We cannot guarantee that we will be able to obtain licenses or other governmental authorizations for any future sanctions or export controls that may be imposed. In addition, we cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to, or suspension of, our business and operations in Russia, Belarus and Ukraine would adversely impact our business, financial condition, cash flows and results of operations in this region which may, in turn, materially adversely impact our overall business, financial condition, cash flows and results of operations, which impact could be material, and could cause the market value of our common shares and/or debt securities to decline. Finally, we are also subject to risks if exchange controls were to be imposed that would limit the repatriation of profits from our operations in Russia. While we do not rely on profits or dividends from our Russian operations to fund our debt repayment or other business activities generally, as our operations from Russia primarily involve the sale of products purchased from our affiliates located outside of Russia, any exchange controls that would limit the purchase of or payment for products or goods from outside of Russia may have an adverse impact on our operations in Russia or the way we conduct business in Russia.
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
We utilize artificial intelligence, which could expose us to liability or could have a material adverse effect on our business and financial condition.
We have begun to incorporate proprietary and third party artificial intelligence (AI) into certain aspects of our business and operations, including as part of our commercial, manufacturing, R&D, information technology, procurement and human resources functions. However, there may be significant risks involved in utilizing AI and no assurance can be provided that our use will enhance our business and operations or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. If the AI solutions that we create or obtain from third parties are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. In addition, regulation of AI is rapidly evolving worldwide and AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection and information security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. We may not be able to anticipate how to respond to these rapidly evolving laws and regulations, and we may need to expend resources to adjust our use of AI in certain jurisdictions if the legal and regulatory frameworks are inconsistent across jurisdictions. In addition, the use of AI may subject us to new or heightened ethical or other challenges. Conversely, if we are unable or unwilling to adopt AI technologies in our businesses and operation, we may face competitive risks from our peers, who are utilizing these technologies, which in turn could adversely impact our business. financial condition, cash flows and results of operations.
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
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation was extended to 2024 or, with respect to certain components of the plan, to 2025. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including several countries which did not agree to the initial plan. Under Pillar One, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must be implemented by the OECD Members who have agreed to the plan, effective in 2024. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal year beginning on or after December 31, 2023. For example, on December 15, 2022, the European Union member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states were expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”), which was enacted on June 20, 2024. The GMTA is generally aligned with the model rules proposed by the OECD and is effective for fiscal years beginning on or after December 31, 2023. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules, transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. On June 17, 2024, the OECD published further administrative guidance to clarify the operation of the model rules. On January 15, 2025, the OECD published additional guidance on the implementation of the model rules.
The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On January 20, 2025, the Trump Administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. In addition, legislation has been introduced in the U.S. Congress that would increase U.S. tax rates on non-U.S. companies and investors if their home jurisdictions impose discriminatory or extraterritorial taxes on U.S. companies. We cannot predict whether the U.S. will adopt any such protective measures or whether any such legislation will be adopted, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar One or Pillar Two, in response to the executive order, any action taken thereunder or the legislation described above. It is possible that any changes in U.S. or non-U.S. tax law could have material adverse effect on our future tax liabilities and our effective tax rate.

While many jurisdictions in which the Company operates have adopted the global minimum tax provision of Pillar Two effective for tax years beginning in January 2024, the Company has concluded that there is minimal impact to its 2024 tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects that there is risk that the impact of the global minimum tax and other changes in tax law in jurisdictions in which it operates may eventually result in an increase to its overall effective tax rate.
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
For example, in 2024, 2023 and 2022, we recognized impairments to finite-lived and indefinite-lived intangible assets of $5 million, less than $1 million and $1 million, respectively. These asset impairments were primarily attributable to the discontinuance of certain product lines.
The Company conducted its annual goodwill impairment test as of October 1, 2024. No impairment to the goodwill of any reporting unit was identified. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
See Note 5, “FAIR VALUE MEASUREMENTS” and Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements included elsewhere in this Form 10-K for further information on these impairment charges.
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
These proceedings are complex and extended and occupy the resources of our management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. See Note 19, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for additional information.
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
In addition, in the United States, it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent. Such claims by direct and indirect purchasers and other payers are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. In the United States and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution, including claims covered by anti-greenwashing amendments to the Competition Act (Canada). A successful antitrust claim by a private party or government entity against us could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
We are also subject to various state, federal and international laws and regulations governing the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information, including the HIPAA. Many states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health-related information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (“CPRA,” and collectively, “CCPA”) imposes stringent data privacy and security requirements and obligations with respect to the personal information of California residents and provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. The effects on our business of the CCPA and other similar state laws are potentially significant. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject. For instance, the CPRA maintains the core framework of the CCPA while also making a number of substantive changes. Additionally, some statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our service providers. For example, laws in all 50 U.S. states require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We are also subject to various state and federal rules and laws governing cybersecurity risks and incidents, including an SEC rule relating to disclosure of material cybersecurity incidents and risks and state laws regarding notification of data breaches. Since these data security regimes are evolving, uncertain and complex, especially for a global business such as ours, we will need to update or enhance our compliance measures from time to time and these updates or enhancements will require further implementation costs. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber- attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting our business, could result in significant liability, costs (including the costs of mitigation and recovery), a material loss of revenue resulting from the adverse impact on its reputation and brand, loss of proprietary information and data, disruption to its business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.
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
In the EU, we are also subject to the new European Union Artificial Intelligence Act (the “EU AI Act”), regulating development and deployment of AI systems. The new EU AI Act applies to both public and private actors inside and outside of the EU as long as the AI system is placed on the EU market, or its use has an impact on people located in the EU. In the context of the European Strategy for Data, we may also be subject to the EU’s Data Act, a new regulation intended to make data more accessible and usable, encouraging data-driven innovation and increasing data availability in the area of connected devices.
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
As of February 12, 2025, the new Trump administration has signed over 60 executive orders on a range of topics, including with respect to diversity, equity, inclusion and accessibility programs, policies and related issues, tariffs and other trade protection measures, environmental and energy-related matters, regulation of artificial intelligence and review of existing legislation and regulations (such as the FCPA and Inflation Reduction Act). Additional executive orders are anticipated. In addition, these executive orders may inform future legislative reform. We are in the process of monitoring and assessing these executive orders and what, if any, impact they will have on our business and operations, but such impact could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In recent years, legislation and regulation related to environmental protection have become increasingly stringent. Such legislation and regulations are complex and constantly changing. In particular, legislation and regulation relating to global climate, sustainability and product stewardship including greenhouse gas emissions, are at various stages of consideration and implementation. As noted above, given recent executive orders, additional proposed changes to such legislation and regulations are also anticipated from the new Trump administration. Future events, such as changes in existing laws or regulations or the enforcement thereof or the discovery of contamination at our facilities may, among other things, require us to install additional controls for certain of our emission sources, undertake changes in our manufacturing processes, remediate soil or groundwater contamination at facilities where such cleanup is not currently required or to take action to address social expectations or concerns arising from or relating to such changes and our response to such changes. The cost of such additional compliance or remediation obligations or responding to such social expectations or concerns may be significant and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
•protracted and wide-ranging trade conflicts, including between the United States and China, Canada, Mexico and other countries;
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Risk Management and Strategy
Cybersecurity risk management is an integral part of our overall enterprise risk management program. In order to assess, identify, manage and address the risk of cybersecurity threats or incidents, the Company has established a Cybersecurity Risk Management Program, which uses a risk-based approach to implement multi-layered controls designed to enable the Company to maintain agility while protecting critical infrastructure and data. This program, which is an integral part of our overall enterprise risk management program, implements controls and frameworks designed to align with industry best practices, including those based on the National Institute of Standards and Technology Cybersecurity Framework, the Sarbanes-Oxley Act of 2002 and HIPAA.
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
The Company emphasizes continuous risk evaluation and mitigation to improve the Cybersecurity Risk Management Program’s resilience and to instill a culture of vigilance across the Company's business. To promote employee awareness of best practices, the Company socializes policies and tips through its intranet site, sends regular phishing simulations, emails newsletters and hosts cybersecurity learning exercises, all in addition to standard company-wide cybersecurity awareness trainings. The Company also participates in various cybersecurity network memberships, including:
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
Impact of cybersecurity risks on business strategy, results of operations or financial condition
Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors—Risks Relating to Information Technology—We have become increasingly dependent on information technology systems and infrastructure and any breakdown, interruption, breach or other compromise of our information technology systems or those of our third party service providers could subject us to liability or interrupt the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline” under Item 1A of this Annual Report on Form 10-K.
Governance
Because cybersecurity and data privacy can affect all facets of the Company's business, the Company employs governance structures that facilitate cross-functional, proactive risk management. The Board is responsible for oversight of the Company’s risks from cybersecurity threats and incidents and the Audit Committee maintains primary responsibility related to monitoring this oversight. As noted above, the Company has in place the following teams who are responsible for maintaining various phases of the Cybersecurity Risk Management Program:
•Cybersecurity and Risk Management Team which is led by the VP, IT Security and Risk Management, who reports directly to the interim Chief Information Officer (“CIO”). The Cybersecurity and Risk Management Team is overseen by: (i) the Executive Committee, which consists of, among others, the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Chief Compliance and Privacy Officer, and (ii) the Audit Committee. The

Cybersecurity and Risk Management Team is responsible for maintaining and carrying out the Cybersecurity Risk Management Program.
•Materiality Committee, which is led by the interim CIO, Controller and Chief Accounting Officer, and SVP, Assistant General Counsel. The Cybersecurity and Risk Management Team informs the Materiality Committee of Severity 1 incidents and the Materiality Committee is then responsible for assessing whether a threat or an incident has materially affected or is likely to materially affect the Company’s business strategy, results of operations or financial condition. Once it is determined that a matter has had a material impact or it is reasonably likely to have a material impact on the Company, the Materiality Committee is required to immediately report the incident to the Disclosure Committee and Audit Committee.
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
The Company’s VP, IT Security and Risk Management and interim CIO, who collectively lead our Cybersecurity and Risk Management Team, have relevant degrees and certifications in Information Technology and Security and have extensive experience in their current and prior roles related to IT Security. Along with leading the Company’s cybersecurity learning and awareness trainings, they also regularly participate in various third-party industry conferences and trainings.

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

Location	Purpose	Segment	Owned or Leased	Approximate Square Footage
Vaughan, Ontario, Canada	Corporate headquarters and distribution facility	All Segments	Leased	66,000
Bridgewater, New Jersey	Administration shared with BHC	All Segments	Leased	310,000
Rochester, New York	Offices, R&D and manufacturing facility	Pharmaceuticals + Vision Care	Owned	953,000
Waterford, Ireland	R&D and manufacturing facility	Vision Care	Owned	500,000
Woodruff, South Carolina	Distribution facility	Vision Care	Leased	432,000
Jinan, China	Offices and manufacturing facility	Pharmaceuticals + Vision Care	Owned	418,000
Berlin, Germany	R&D, manufacturing, distribution and office facility	Pharmaceuticals	Owned	339,000
Greenville, South Carolina	Manufacturing facility	Vision Care	Owned	314,000
Lynchburg, Virginia	Offices and distribution facility	Vision Care	Owned	224,000
Aubenas, France	Offices, manufacturing and warehouse facility	Pharmaceuticals	Owned	193,000
Tampa, Florida	R&D and manufacturing facility	Pharmaceuticals	Owned	171,000
St. Louis, Missouri	Offices, R&D and manufacturing facility	Surgical	Owned	140,000
Macherio, Italy	Offices, manufacturing and warehouse facility	Vision Care	Owned	119,000
Clearwater, Florida	R&D and manufacturing facility	Surgical	Owned	102,000
Beijing, China	Manufacturing facility	Vision Care	Owned	97,000
Eppelheim, Germany	Manufacturing facility	Surgical	Leased	78,000
Item 3. Legal Proceedings
See Note 19, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for details on legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on the New York Stock Exchange (“NYSE”) and on the Toronto Stock Exchange (“TSX”) under the symbol “BLCO”.
Holders
The approximate number of holders of record of our common shares as of February 12, 2025 was 4.

Performance Graph
The graph below matches the cumulative total return of holders of Bausch + Lomb Corporation's common shares with the cumulative total returns of the: (i) S&P 500 index, (ii) the S&P/TSX Composite index, (iii) a 2023 peer group of companies and (iv) a 2024 peer group of companies. The 2023 peer group consists of a customized peer group of fifteen companies that includes: Agilent Technologies Inc, Alcon Inc., Align Technology Inc, The Cooper Companies Inc, Dentsply Sirona Inc, Dexcom Inc, Edwards Lifesciences Corp, Hologic Inc, Jazz Pharmaceuticals Plc, Organon & Co., Perrigo Company Plc, Resmed Inc, Teleflex Inc, Zimmer Biomet Holdings Inc and Zoetis Inc. In 2024, the Company completed an assessment to review its current peers. As a result of this assessment, the Company removed Zoetis Inc. and added Viatris Inc. to its peer group. This replacement within the peer group was in order to add further weight to our peer group with companies who have a position in the eye care industry. The 2024 peer group therefore consists of a customized peer group of fifteen companies that includes: Agilent Technologies Inc, Alcon Inc., Align Technology Inc, The Cooper Companies Inc, Dentsply Sirona Inc, Dexcom Inc, Edwards Lifesciences Corp, Hologic Inc, Jazz Pharmaceuticals Plc, Organon & Co., Perrigo Company Plc, Resmed Inc, Teleflex Inc, Viatris Inc. and Zimmer Biomet Holdings Inc. The graph assumes that the value of the investment in our common shares, in each index, and in the peer groups (including reinvestment of dividends) was $100 on May 6, 2022 and tracks it through December 31, 2024.

$160
$140
$120
$100
$80
$60
$40
$20
$0
5/6/22
12/31/22
12/31/23
12/31/24
Bausch & Lomb Corp
S&P 500
S&P/TSX Composite
2023 Peer Group
2024 Peer Group

	5/6/22	12/31/22	12/31/23	12/31/24
Bausch + Lomb Corp	$100.00	$77.55	$85.30	$90.30
S&P 500	$100.00	$94.04	$118.76	$148.47
S&P/TSX Composite	$100.00	$95.43	$106.64	$129.73
2023 Peer Group	$100.00	$96.44	$103.31	$93.45
2024 Peer Group	$100.00	$99.38	$100.36	$93.86
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
The Investment Canada Act also provides that any investment by a non-Canadian in a Canadian business, even where control has not been acquired, can be reviewed on grounds of whether it may be injurious to national security. Where an investment is determined to be injurious to national security, Cabinet can prohibit closing or, if closed, can order the investor to divest control. Short of a prohibition or divestment order, Cabinet can impose terms or conditions on the investment or the Minister can require the investor to provide binding undertakings to address the national security concern.
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
All mergers, regardless of whether they are subject to Part IX of the Competition Act, are subject to the substantive mergers provisions under Section 92 of the Competition Act. In particular, the Commissioner may challenge a transaction before the Competition Tribunal where the transaction prevents or lessens, or is likely to prevent or lessen, competition substantially in a market. Where a transaction has been notified to the Commissioner, the Commissioner may not make an application to the Competition Tribunal under Section 92 of the Competition Act more than one year after the transaction has been substantially completed (for a transaction that was not subject to mandatory notification and for which voluntary clearance was not sought, the timeframe for an application is three years following completion). Where transaction parties request and obtain from the Commissioner an “advance ruling certificate”, the Commissioner may not file an application in respect of the transaction.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2025 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2025 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2024.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 19, 2025 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion. Additional Company information, including this Form 10-K, is available on SEDAR+ at www.sedarplus.ca and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
OVERVIEW
Bausch + Lomb is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world—from the moment of birth through every phase of life. Our mission is simple, yet powerful: helping you see better, to live better. We develop, manufacture and market a range of products, primarily in the areas of eye health, which are marketed directly or indirectly in approximately 100 countries. As a fully integrated eye health business, Bausch + Lomb has an established line of contact lenses, intraocular lenses (“IOLs”) and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market. Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.1% of the issued and outstanding common shares of Bausch + Lomb, as of February 12, 2025. For additional discussion regarding the separation of Bausch + Lomb from BHC, refer to Item 1. "Business".
Our comprehensive portfolio of approximately 400 products is built to serve our customers across the full spectrum of their eye health needs throughout their lives. We have a significant global research, development, manufacturing and commercial footprint of approximately 13,500 employees and a presence in approximately 100 countries, extending our reach to billions of potential customers across the globe.
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
The Surgical segment— consists of medical device equipment, consumables and technologies for the treatment of cataracts, corneal, vitreous and retinal eye conditions, which includes IOLs and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key surgical brands include Akreos®, AMVISC®, IC-8® Apthera™, Crystalens® IOLs, enVista® IOLs, Millennium®, Stellaris Elite® vision enhancement system,

Synergetics®, ClearVisc®, StableVisc®, Storz® ophthalmic instruments, VICTUS® femtosecond laser, Teneo®, Eyefill® and Zyoptix®.
For additional discussion of our reportable segments, see the discussion in Item 1. "Business — Segment Information" and Note 21, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for further details on these reportable segments.
Product Development
We continuously search for new product opportunities through internal development, strategic licensing agreements and acquisitions, that, if successful, will allow us to leverage our commercial footprint and supplement our existing product portfolio and address specific unmet needs in the market.
Our team of approximately 1,000 dedicated Research and Development (“R&D”) employees is focused on advancing our pipeline and identifying new product opportunities and we believe we have a significant innovation opportunity today. We plan to develop and, where applicable, commercialize our global pipeline of approximately 60 projects, many of which are global projects being developed in and for multiple countries. These global and individual projects are in various stages of pre-clinical and clinical development, including new contact lenses for myopia, next-generation cataract equipment, premium IOLs, investigational treatments for dry eye, novel formulation for eye vitamins and preservative free formulation of eye drops, among others, that are designed to grow our portfolio and accelerate future growth.
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
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%) - An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the New Drug Application (“NDA”) was approved by the U.S. Food and Drug Administration (the “FDA”) in April 2024, began launching in the first quarter of 2025.
•BlinkTM NutriTears® - During June 2024, we expanded our over-the-counter dry eye portfolio with the launch of BlinkTM NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms.
•MIEBO® (perfluorohexyloctane ophthalmic solution) (formerly known as NOV03) – In December 2019, we acquired an exclusive license from Novaliq GmbH for the commercialization and development in the U.S. and Canada of MIEBO® for the treatment of the signs and symptoms of dry eye disease (“DED”). MIEBO® launched in the U.S. in September 2023 and was approved in Canada during September 2024. MIEBO® is the first and only FDA-approved treatment for DED that directly targets tear evaporation and the addition of MIEBO® will help build upon our strong portfolio of integrated eye health products.
•LuxLife® – We are expanding our portfolio of premium IOLs built on the “Lux” platform with the LuxLife® Trifocal IOL with two options, non-Toric and Toric for astigmatic patients.  This product is expected to be launched in various European markets in 2025.
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with enVista Aspire® (Monofocal Plus), enVista EnvyTM Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics were launched in the U.S. during October 2023 and in Europe in January 2025 and we anticipate launching in Canada in 2025. enVista EnvyTM launched in Canada in June 2024 and the U.S. launch is in-process, after receiving FDA approval in October 2024. We anticipate launching enVista EnvyTM in Europe in 2025. We anticipate launching enVista BeyondTM in the U.S. in 2026.
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
2024 and 2025 Acquisitions
•Acquisition of Whitecap Biosciences - In January 2025, we acquired Whitecap Biosciences LLC ("Whitecap Biosciences"). The acquisition is expected to expand the Company's clinical-stage pipeline, as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy.
•Acquisition of Elios Vision - In December 2024, we acquired Elios Vision, Inc. ("Elios Vision"). Elios Vision, a privately held company, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. This acquisition is expected to bolster the Company's glaucoma treatment portfolio.
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
2023 Acquisitions
•Acquisition of XIIDRA® – In September 2023, we acquired XIIDRA®, the first and only non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). The XIIDRA Acquisition complements and has enabled us to grow our dry eye franchise.
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
•During December 2022, we acquired Total Titanium Inc., an ophthalmic microsurgical instrument and machined parts manufacturing company. We believe that this acquisition is an important step in continuing to expand our surgical portfolio as it provided us with the opportunity to increase our manufacturing capacity and more specifically bolster our position in the ophthalmic microsurgical instrumentation market.

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
The former Biden administration imposed U.S. sanctions and export controls against Russia and Belarus in response to the ongoing war. These sanctions temporarily impacted our ability to distribute our U.S. manufactured contact lenses and our U.S. surgical products to Russia and Belarus. However, in response to these sanctions, we applied for licenses with the U.S. Department of Commerce’s Bureau of Industry and Security for both Russia and Belarus and we have all licenses, or other applicable governmental authorizations, necessary to allow us to sell the applicable currently sanctioned products in each of these countries. The new Trump administration has also indicated that it may impose additional sanctions against Russia if negotiations are not commenced respecting a ceasefire or possible end to the conflict in Ukraine.
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
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, for 2024, 2023 and 2022 were approximately 3%, 3% and 4%, respectively, of our total revenues for such periods. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business. See “Risk Factors—Risks Relating to the International Scope of our Business—As a result of the current conflict between Russia and Ukraine, the current and any future responses by the global community to such conflict and any counter responses by the Russian government or other entities or individuals, and the potential expansion of the conflict to other countries, we have experienced and may continue to experience an adverse impact on our business and operations in this region, as well as on our business and operations generally, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.”
Conflict in the Middle East
The conflict between Israel and Hamas began during October 2023 and has since expanded to include other countries and militant groups and, despite a recently announced ceasefire between Israel and Hamas (which took effect on January 19, 2025), may continue to negatively impact the region. Our revenues attributable to the impacted regions for 2024, 2023 and 2022 were less than 1% of our total revenues in each period. Our sales in Iran are covered by a general OFAC license. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors" of this Form 10-K for additional information.
Supply Chain
Over the past few years we had experienced supply chain challenges, which had caused disruptions in availability and delays in shipping. We therefore implemented actions to help mitigate those challenges, including strategically spot buying key components of inventory and securing multiple supply sources, which had resulted in higher cost of inventory. To date, this higher cost of inventory has been working its ways through our consolidated statement of income, which in turn had put pressure on our margins, primarily within our surgical business.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation was extended to 2024 or, with respect to certain components of the plan, to 2025. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including several countries which did not agree to the initial plan. Under Pillar One, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. The Inclusive Framework agreement must be implemented by the OECD Members who have agreed to the plan, effective in 2024. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal year beginning on or after December 31, 2023. For example, on December 15, 2022, the European Union member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states were expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”), which was enacted on June 20, 2024. The GMTA is generally aligned with the model rules proposed by the OECD and is effective for fiscal years beginning on or after December 31, 2023. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules, transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. On June 17, 2024, the OECD published further administrative guidance to clarify the operation of the model rules. On January 15, 2025, the OECD published additional guidance on the implementation of the model rules.
The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On January 20, 2025, the Trump Administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. In addition, legislation has been introduced in the U.S. Congress that would increase U.S. tax rates on non-U.S. companies and investors if their home jurisdictions impose discriminatory or extraterritorial taxes on U.S. companies. We cannot predict whether the U.S. will adopt any such protective measures or whether any such legislation will be adopted, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar One or Pillar Two, in response to the executive order, any action taken thereunder or the legislation described above. It is possible that any changes in U.S. or non-U.S. tax law could have material adverse effect on our future tax liabilities and our effective tax rate.
While many jurisdictions in which the Company operates have adopted the global minimum tax provision of Pillar Two effective for tax years beginning in January 2024, the Company has concluded that there is minimal impact to its 2024 tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects that there is risk that the impact of the global minimum tax and other changes in tax law in jurisdictions in which it operates may eventually result in an increase to its overall effective tax rate.
Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. Under the former Biden administration, many of these changes focus on health care cost containment, which result in pricing pressures relating to the sales and reimbursements of health care products and could result in legislative and regulatory changes that may negatively impact our businesses. We are monitoring potential health care-related legislative and regulatory changes that may be proposed and passed under the new Trump administration.
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
Certain of our products have already been facing generic competition, such as Prolensa®, which began facing LOE in the fourth quarter of 2023 and accounted for less than 1% of our total revenues in 2024 and approximately 1% of our total revenues in 2023. While we expect our risk of LOE to be limited over the next five years, this could change based on, among other things, successful challenge to our patents, settlement of existing or future patent litigation and at-risk generic launches. We believe the entry into the market of generic competition generally would have an adverse impact on the volume and/or pricing of the affected products, however we are unable to predict the magnitude or timing of this impact.
In addition, in connection with our Lumify®, PreserVision®, Vyzulta® and Lotemax® SM products, we have commenced ongoing infringement proceedings against potential generic competitors or other potential infringers in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. PreserVision® products accounted for approximately 6% and 7% of our total revenues in 2024 and 2023, respectively. While PreserVision® and Lumify® are (or were) the subjects of certain ongoing and past patent infringement proceedings, the Company cannot predict the magnitude or timing of a loss of exclusivity impact from PreserVision® and Lumify® as these are OTC products, and thus, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
See Note 19, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS
Our operating results for the years 2024, 2023 and 2022 were as follows:

	Years Ended December 31,			Change
(in millions)	2024	2023	2022	2023 to 2024	2022 to 2023
Revenues
Product sales	$4,774	$4,131	$3,746	$643	$385
Other revenues	17	15	22	2	(7)
	4,791	4,146	3,768	645	378
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 3)	1,868	1,640	1,511	228	129
Cost of other revenues	4	2	8	2	(6)
Selling, general and administrative (Note 3)	2,082	1,736	1,478	346	258
Research and development (Note 3)	343	324	307	19	17
Amortization of intangible assets	288	240	244	48	(4)
Other expense, net	44	74	13	(30)	61
	4,629	4,016	3,561	613	455
Operating income	162	130	207	32	(77)
Interest income	15	15	6	—	9
Interest expense (Note 3)	(399)	(283)	(146)	(116)	(137)
Foreign exchange and other	(12)	(28)	6	16	(34)
(Loss) income before provision for income taxes	(234)	(166)	73	(68)	(239)
Provision for income taxes	(71)	(82)	(58)	11	(24)
Net (loss) income	(305)	(248)	15	(57)	(263)
Net income attributable to noncontrolling interest	(12)	(12)	(9)	—	(3)
Net (loss) income attributable to Bausch + Lomb Corporation	$(317)	$(260)	$6	$(57)	$(266)
A detailed discussion of the year-over-year changes of the Company’s 2024 results compared with that of 2023 can be found below. A detailed discussion of the year-over-year changes of the Company’s 2023 results compared with that of 2022 can be found under "Management’s Discussion and Analysis of Financial Condition and Results of Operations'' included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 21, 2024.

2024 Compared to 2023
Revenues
Our revenues are primarily generated from product sales in the therapeutic areas of eye health that consist of: (i) branded prescription eye-medications and pharmaceuticals, (ii) generic and branded generic prescription eye medications and pharmaceuticals, (iii) OTC vitamin and supplement products and (iv) medical devices (contact lenses, IOLs and ophthalmic surgical equipment). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 21, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Our revenues were $4,791 million and $4,146 million for 2024 and 2023, respectively, an increase of $645 million, or 16%. The increase was attributable to: (i) an increase in volumes of $348 million across each of our segments, (ii) incremental sales attributable to acquisitions of $293 million, primarily within our Pharmaceuticals segment and (iii) increased net realized pricing of $81 million, primarily driven by our Vision Care segment. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies of $69 million, primarily in Latin America and Asia and (ii) the impact of divestitures and discontinuations of $8 million, particularly the discontinuation of certain products within our Pharmaceuticals and Vision Care segments.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$2,739	57%	$2,543	61%	$196	8%
Pharmaceuticals	1,209	25%	836	20%	373	45%
Surgical	843	18%	767	19%	76	10%
Total revenues	$4,791	100%	$4,146	100%	$645	16%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for 2024 and 2023.

	Year Ended December 31, 2024			Year Ended December 31, 2023	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$2,739	$54	$2,793	$2,543	$250	10%
Pharmaceuticals	1,209	6	1,215	836	379	45%
Surgical	843	9	852	767	85	11%
Total	$4,791	$69	$4,860	$4,146	$714	17%
Vision Care Segment Revenue
The Vision Care segment revenue was $2,739 million and $2,543 million for 2024 and 2023, respectively, an increase of $196 million, or 8%. The increase was primarily driven by sales from our dry eye portfolio, Lumify® and PreserVision® within our consumer eye care business and SiHy Daily lenses and Bausch + Lomb Ultra® within our contact lens business. This increase included: (i) an increase in volumes of $144 million, (ii) an increase in net pricing of $84 million and (iii) incremental sales attributable to acquisitions driven by the acquisition of the Blink® Product Line in July 2023, partially offset by: (i) the unfavorable impact of foreign currencies of $54 million, primarily in Asia and Latin America, and (ii) the impact of discontinuations.
Our 2023 revenues were negatively impacted due to previously unfulfilled orders at our Lynchburg distribution facility. During the second quarter of 2023, we put into place a system upgrade; however, we incurred disruptions during the implementation of this upgrade, which resulted in slower than normal processing of certain orders, thereby negatively impacting our revenues for the year 2023. We substantially resolved the Lynchburg implementation disruptions during the first quarter of 2024.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $1,209 million and $836 million for 2024 and 2023, respectively, an increase of $373 million, or 45%. The increase was primarily driven by: (i) the XIIDRA Acquisition, (ii) the launch of MIEBO® in September 2023 and (iii) growth in our International pharmaceuticals and Generics businesses. This increase included: (i) incremental sales from the XIIDRA Acquisition of $260 million and (ii) an increase in volumes of $146 million, primarily driven by MIEBO®, partially offset by: (i) a decrease in net realized pricing of $21 million, (ii) the impact of discontinuations of $6 million and (iii) the unfavorable impact of foreign currencies of $6 million.
Surgical Segment Revenue
The Surgical segment revenue was $843 million and $767 million for 2024 and 2023, respectively, an increase of $76 million, or 10%. The increase was primarily driven by: (i) increased demand of consumables, (ii) increased equipment sales and (iii) increased demand of implantables, driven by our premium IOL portfolio. This increase included: (i) an increase in volumes of $58 million, (ii) an increase in net realized pricing of $18 million and (iii) incremental sales from acquisitions of $9 million, partially offset by the unfavorable effect of foreign currencies of $9 million.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for 2024 and 2023 were as follows:

	Years Ended December 31,
	2024		2023
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$7,492	100.0%	$5,899	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	420	5.60%	368	6.20%
Returns	98	1.30%	84	1.40%
Rebates	1,487	19.90%	729	12.40%
Chargebacks	631	8.40%	559	9.50%
Distribution fees	82	1.10%	28	0.50%
Total provisions	2,718	36.30%	1,768	30.00%
Net product sales	4,774	63.70%	4,131	70.00%
Other revenues	17		15
Revenues	$4,791		$4,146
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 36.3% and 30.0% for 2024 and 2023, respectively, an increase of 6.3% percentage points, and is primarily attributable to the increase in rebates from XIIDRA® and MIEBO®.
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
Cost of goods sold was $1,868 million and $1,640 million for 2024 and 2023, respectively, an increase of $228 million, or 14%. The increase was primarily driven by: (i) higher volumes and (ii) costs of sales associated with acquisitions entered into in 2023, which includes the amortization of inventory step-up, which was $82 million and $23 million for 2024 and 2023, respectively.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $415 million, primarily driven by: (i) product mix, including (a) related to the launch of MIEBO® and (b) contribution associated with recent acquisitions and (ii) the increase in net realized pricing, as previously discussed. These increases were partially offset by the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 39.1% and 39.7% for 2024 and 2023, respectively.
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
SG&A expenses were $2,082 million and $1,736 million for 2024 and 2023, respectively, an increase of $346 million, or 20%. The increase was primarily attributable to higher selling and advertising and promotion costs, primarily attributable to XIIDRA® and the launch of MIEBO® within our Pharmaceuticals segment and Lumify® and the Blink® Product Line within our U.S. consumer business.
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
R&D expenses were $343 million and $324 million for 2024 and 2023, respectively, an increase of $19 million, or 6%, primarily due to certain products in development, as previously discussed. R&D expenses as a percentage of Product sales were approximately 7.2% and 7.8% for 2024 and 2023, respectively.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 3 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $288 million and $240 million for 2024 and 2023, respectively, an increase of $48 million, or 20%, primarily due to assets acquired through acquisitions, as previously discussed, partially offset by fully amortized intangible assets no longer being amortized in 2024.
See Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS” to our audited Consolidated Financial Statements for further details related to intangible assets acquired.
Other expense, net
Other expense, net for 2024 and 2023 consists of the following:

(in millions)	2024	2023
Asset impairments	$5	$—
Restructuring, integration and separation costs	26	44
Gain on sale of assets	(5)	—
Litigation and other matters	5	3
Acquired in-process research and development costs	18	—
Acquisition-related costs	4	25
Acquisition-related contingent consideration	(9)	2
Other expense, net	$44	$74
Acquisition-related costs for 2023, primarily include transaction costs attributable to the XIIDRA Acquisition.
Operating Income
Operating income for 2024 and 2023 was $162 million and $130 million, respectively, an increase of $32 million, or 25%. This increase primarily reflects the increase in contribution, partially offset by the increases in SG&A and amortization expense, each as previously discussed.
Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. Segment profit is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. Segment profit is a performance metric utilized by the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, to allocate resources to and assess performance of the Company’s segments. See Note 21, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for a reconciliation of segment profit to Income before provision for income taxes.

The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for 2024 and 2023.

	2024		2023		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$808	29%	$689	27%	$119	17%
Pharmaceuticals	256	21%	241	29%	15	6%
Surgical	44	5%	50	7%	(6)	(12)%
Vision Care Segment Profit
The Vision Care segment profit was $808 million and $689 million for 2024 and 2023, respectively, an increase of $119 million, or 17%. The increase was primarily driven by: (i) increased contribution, driven by the increases in pricing and volume, as previously discussed and (ii) lower R&D expense within our consumer eye care business. These increases were partially offset by higher advertising and promotional expenses in our consumer eye care business driven by Lumify®, Blink® Product Line, acquired in July 2023, and BlinkTM NutriTears®, which began launching in June 2024.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $256 million and $241 million for 2024 and 2023, respectively, an increase of $15 million, or 6%. The increase was primarily driven by increased contribution, primarily driven by XIIDRA® and MIEBO®, partially offset by: (i) higher selling and advertising and promotional expenses related to MIEBO® and XIIDRA® and (ii) the amortization of inventory step-up, related to the XIIDRA Acquisition.
Surgical Segment Profit
The Surgical segment profit was $44 million and $50 million for 2024 and 2023, respectively, a decrease of $6 million, or 12%, primarily due to increases in selling, cost of goods sold and R&D expenses, partially offset by higher revenues, as previously discussed.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $399 million and $283 million for 2024 and 2023, respectively, an increase of $116 million. The increase was primarily attributable to: (i) interest expense associated with our October 2028 Secured Notes, September 2028 Term Facility and May 2027 Incremental Term Facility (each as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) and (ii) interest expense related to our Revolving Credit Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”), partially offset by certain upfront financing commitment costs incurred in connection with the XIIDRA Acquisition during the prior period. See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details regarding our financing arrangements.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $12 million and $28 million for 2024 and 2023, respectively.
Income Taxes
Provision for income taxes were $71 million and $82 million for 2024 and 2023, respectively, a decrease of $11 million. The decrease in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings and (ii) discrete tax effects of: (a) establishing a valuation allowance in Canada during the previous year and (b) an increase in non-deductible items, offset by an increase of certain tax attributes recorded in the previous year.
See Note 16, “INCOME TAXES” to our audited Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation

Net loss attributable to Bausch + Lomb Corporation for 2024 and 2023 was $317 million and $260 million, respectively, a decrease in our results of $57 million, and was primarily due to the increase in interest expense of $116 million, partially offset by: (i) the increase in our operating results of $32 million and (ii) the decrease in the provision for income taxes of $11 million, each as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summarized cash flow information for the years 2024, 2023 and 2022 is as follows:

	Years Ended December 31,			Change
(in millions)	2024	2023	2022	2023 to 2024	2022 to 2023
Net cash provided by (used in) operating activities	$232	$(17)	$345	$249	$(362)
Net cash used in investing activities	(412)	(2,109)	(215)	1,697	(1,894)
Net cash provided by financing activities	178	2,078	81	(1,900)	1,997
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(16)	2	(8)	(18)	10
Net (decrease) increase in cash and cash equivalents and restricted cash	(18)	(46)	203	28	(249)
Cash and cash equivalents and restricted cash, beginning of period	334	380	177	(46)	203
Cash and cash equivalents and restricted cash, end of period	$316	$334	$380	$(18)	$(46)
A detailed discussion of the year-over-year changes of the Company’s 2024 results compared with that of 2023 can be found below. A detailed discussion of the year-over-year changes of the Company’s 2023 results compared with that of 2022 can be found under "Management’s Discussion and Analysis of Financial Condition and Results of Operations'' included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and the CSA on February 21, 2024.
Operating Activities
Net cash provided by operating activities was $232 million for 2024, as compared to net cash used in operating activities of $17 million for 2023, an increase of $249 million.
Net cash provided by operating activities for 2024 was positively impacted by: (i) our net earnings, excluding non-cash expenses and other adjustments primarily for depreciation and amortization, deferred income taxes and share-based compensation and (ii) the timing of payments in the ordinary course of business, partially offset by increases in trade receivables and inventory.
Net cash used in operating activities for 2023 was negatively impacted by the change in our operating assets and liabilities, due to: (a) a strategic increase in inventories, (b) the timing of payments in the ordinary course of business and (c) growth in sales volumes, as previously discussed, which drove an increase in our trade receivables.
Investing Activities
Net cash used in investing activities was $412 million and $2,109 million for 2024 and 2023, respectively, a decrease of $1,697 million and was primarily driven by payments related to acquisitions during 2023 of $1,941 million primarily related to the XIIDRA Acquisition, the acquisition of the Blink® Product Line and the acquisition of AcuFocus, each as previously discussed, partially offset by an increase in purchases of property, plant and equipment during 2024. Payments related to acquisitions during 2024 of $138 million primarily related to the acquisitions of Elios Vision and Trukera Medical, as previously discussed, and certain other investments.
Financing Activities
Net cash provided by financing activities was $178 million and $2,078 million for 2024 and 2023, respectively, a decrease of $1,900 million. The decrease is primarily attributable to lower levels of debt incurrence. For 2024, issuances of long-term debt, net of discounts were $631 million, which included the May 2027 Incremental Term Facility and borrowings under the Revolving Credit Facility (each as defined below). For 2023, issuances of long-term debt, net of discounts were $2,276 million, related to the September 2028 Term Facility, the October 2028 Secured Notes and borrowings under the Revolving Credit Facility (each as defined below).

Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as needed from our Revolving Credit Facility, and issuances of other long-term debt, additional equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, and be sufficient to support our future cash needs, however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.
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
We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may from time to time enter into new financing arrangements, refinance the Senior Secured Credit Facilities (as defined below) or repurchase debt, or issue additional equity and equity-linked securities.
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
On May 10, 2022, in connection with the B+L IPO and in order to properly capitalize our business, Bausch + Lomb entered into a credit agreement (the “Original Credit Agreement”). The Original Credit Agreement provided for a term loan of $2,500 million with a five-year term to maturity (the “May 2027 Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”).
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the "September 2023 Credit Facility Amendment") to the Company’s Original Credit Agreement (the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “Initial Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the "September 2028 Term Facility." A portion of the proceeds from the September 2028 Term Facility and October 2028 Secured Notes were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition and related acquisition and financing costs.
On April 19, 2024, Bausch + Lomb entered into a Suspension of Rights Agreement (the “Suspension of Rights Agreement”) with respect to the Initial Amended Credit Agreement, pursuant to which Canadian dollar-denominated loans ceased to be available from June 28, 2024 until such date as the parties enter into an amendment of the Initial Amended Credit Agreement to replace the Canadian Dollar Offered Rate with an alternative benchmark with respect to Canadian dollar-denominated loans.
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility and September 2028 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to the Initial Amended Credit Agreement (the Initial Amended Credit Agreement, as amended by the November 2024 Credit Facility Amendment, the “Amended Credit Agreement”) and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “May 2027 Incremental Term Facility” and, together with the September 2028 Term Facility, and May 2027 Term Facility, the “Term Facilities”; the Term Facilities, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). The proceeds of the May 2027 Incremental Term Facility were used to repay revolving loans outstanding under the Amended Credit Agreement and for general corporate purposes.

The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros and pounds sterling (and, subject to the Suspension of Rights Agreement, Canadian dollars). As of December 31, 2024, the principal amounts outstanding under the May 2027 Term Facility, May 2027 Incremental Term Facility and September 2028 Term Facility were $2,437 million, $400 million and $494 million, respectively. As of December 31, 2024, the Company had $110 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $358 million under its Revolving Credit Facility.
Description of Senior Secured Credit Facilities
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on the Company’s total net leverage ratio and (ii) after (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the Term Facilities have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on the Company’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at December 31, 2024 was 7.29% per annum. In addition, we are required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on the Company’s debt rating and payable quarterly in arrears. We are also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the May 2027 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based borrowings under the May 2027 Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Term Facility at December 31, 2024 was 7.69% per annum.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at December 31, 2024 was 8.33% per annum.
Borrowings under the May 2027 Incremental Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the May 2027 Incremental Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Incremental Term Facility at December 31, 2024 was 7.71% per annum.
Subject to certain exceptions and customary baskets set forth in the Amended Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under the Term Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the May 2027 Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2024, the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $56 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2024, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $18 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the May 2027 Incremental Term Facility is (i) for the eight quarters commencing with the quarter ending March 31, 2025, 2.50% per annum, or $10 million, and (ii) thereafter, 7.50% per annum, or $30 million, in each case payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2024, the remaining mandatory quarterly amortization payments for the May 2027 Incremental Term Facility were $20 million through December 2026, with an additional amortization payment of $7.5 million due in March 2027 and the remaining term loan balance being due in May 2027.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of December 31, 2024 and December 31, 2023 was 7.95% and 8.65%, respectively.

Credit Ratings
As of the date of this filing, February 19, 2025, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
Other Future Cash Requirements
Our other future cash requirements relate to working capital, capital expenditures, business development transactions (contingent consideration), restructuring and integration, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We regularly consider further acquisition opportunities, some of which could be sizable.
In addition to our working capital requirements, as of December 31, 2024, we expect our primary cash requirements for 2025 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $380 million and mandatory debt amortization payments of $40 million in 2025 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—Our indebtedness could adversely affect our business and our ability to meet our obligations;
•Capital expenditures—We expect to make payments of approximately $280 million for property, plant and equipment in 2025;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $5 million in 2025. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our audited Consolidated Financial Statements for the year ended December 31, 2024, for additional information on pension and postretirement obligations included in this Form 10-K and;
•Business Development—As previously discussed, during January 2025, the Company acquired Whitecap Biosciences for an up-front purchase price of approximately $28 million, which was paid in January 2025.
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
Future Litigation
In the ordinary course of business, we are involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 19, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details of these matters. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.
Future Licensing Payments
In the ordinary course of business, we may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products. In connection with these agreements, the Company may pay an upfront fee to secure the agreement, and be subject to potential future milestone payments. See Note 20, “COMMITMENTS AND CONTINGENCIES” to our audited Consolidated Financial Statements for the year ended December 31, 2024, for additional information on these agreements included in this Form 10-K.

OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “BLCO”.
At February 12, 2025, we had 352,470,796 issued and outstanding common shares. In addition, as of February 12, 2025, we had outstanding approximately 9,000,000 stock options and 6,400,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 4,100,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of approximately 10,800,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
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
2024 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2024, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2024, management believed that, it was more likely than not that the carrying amounts of each of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test was not required.
No events occurred or circumstances changed during the period from October 1, 2024 (the last time goodwill was tested for all reporting units) through December 31, 2024 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through December 31, 2024.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our audited Consolidated Financial Statements for further details.
Contingencies
In the normal course of business, we are subject to loss contingencies, such as claims and assessments arising from litigation and other legal proceedings, contractual indemnities, product and environmental liabilities and tax matters. Other than loss contingencies that are assumed in business combinations for which we can reliably estimate the fair value, we are required to accrue for such loss contingencies if it is probable that the outcome will be unfavorable and if the amount of the loss can be reasonably estimated. We evaluate our exposure to loss based on the progress of each contingency, experience in similar contingencies and consultation with our legal counsel. We re-evaluate all contingencies as additional information becomes available. Given the uncertainties inherent in complex litigation and other contingencies, these evaluations can involve significant judgment about future events. The ultimate outcome of any litigation or other contingency may be material to our results of operations, financial condition and cash flows. See Note 19, “LEGAL PROCEEDINGS” to our audited Consolidated Financial Statements for further details regarding our current legal proceedings.
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

NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2024) is contained in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements.

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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected Research and Development ("R&D") and marketing spend; our expected primary cash and working capital requirements for 2025 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement, as amended (the “Amended Credit Agreement”) and in the indenture governing our October 2028 Secured Notes; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and imposition of and adverse changes to tariff and other trade protection measures; the anticipated impact from the ongoing conflicts between Russia and Ukraine and in the Middle East involving Israel, Hamas and other countries and militant groups in the region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “schedule,” “continue,” “future,” “will,” “may,” “can,” “might,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “timeline,” “forecast,” “outlook,” “guidance,” “seek,” “strive,” “suggest,” “prospective,” “strategy,” “indicative,” “ongoing,” “likely,” “evolve,” “decrease” or “increase” and positive and negative variations thereof or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-K that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
•adverse economic conditions and other macroeconomic factors, including heightened inflation and interest rates, slower growth or a potential recession, which could adversely impact our revenues, expenses and resulting margins;
•the effect of current market conditions and recessionary pressures in one or more of our markets;
•the challenges the Company faces following its initial public offering (the “B+L IPO”), including the challenges and difficulties associated with managing an independent, complex business, the limited transitional services still being provided by and to BHC, and any potential, actual or perceived conflict of interest of some of our directors and officers because of their equity ownership in BHC and/or because they also serve as directors of BHC;
•our status as a controlled company, and the possibility that BHC’s interest may conflict with our interests and the interests of our other securityholders and other stakeholders;
•the risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined herein), the expected timing of completion of the Separation and its manner and terms (including that it may be consummated as a Distribution (as defined below), a Sale Transaction (as defined below) or another type of transaction), the expectation that if the Separation is to be effected through the Distribution, it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors, including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC, that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution and/or a Sale Transaction, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the Separation, Distribution and/ or a Sale Transaction will occur at all, or that any such transactions will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•the risks and uncertainties relating to acquisitions and other business development transactions we may pursue, seek to complete and/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”) and our recent acquisitions of TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”), Elios Vision, Inc. ("Elios Vision") and Whitecap Biosciences, LLC, ("Whitecap Biosciences")), including risks that we may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
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
•risks associated with the potential imposition of and adverse changes to the U.S. duty, tariff and other trading policies, and any potential counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries, which could increase our manufacturing, distribution and other operational costs due to the higher duties and tariffs and the increased economic risks and uncertainties to the global economy as a result of potential trade wars and global supply chain issues that may be triggered by the tariff changes;
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
•economic factors over which we have no control, including inflationary pressures as a result of heightened domestic and global inflation and otherwise, heightened interest rates, foreign currency rates, and the potential effect of such factors on revenues, expenses and resulting margins;
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
•the impact of changes in federal laws and policy that may be undertaken under the Trump administration;
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
Foreign Currency Risk
In the year ended December 31, 2024, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars.  We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan, Russian ruble and Japanese yen. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2024, a 1% change in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $27 million.
Interest Rate Risk
As of December 31, 2024, we had $3,441 million and $1,400 million in outstanding aggregate principal amount of issued variable rate and fixed rate debt, respectively. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase or decrease in interest rates would have an annualized pre-tax effect of approximately $34 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as a result of changes in effective interest rates, it is not subject to changes in fair value. The estimated fair value of our issued fixed rate debt as of December 31, 2024 was $1,449 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $35 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $31 million.
Item 8.    Financial Statements and Supplementary Data
The information required by this Item is contained in the financial statements set forth in Item 15. “Exhibits and Financial Statement Schedules” as part of this Form 10-K and is incorporated herein by reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer have concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter-ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information to be included in the 2025 Proxy Statement.
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
The Board of Directors has also adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities, which applies to all personnel of the Company, including directors, officers and employees, as well as the Company itself. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Bausch + Lomb Corporation’s Insider Trading Policy has been filed as Exhibit 19.1 to this Form 10-K.
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information to be included in the 2025 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information to be included in the 2025 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information to be included in the 2025 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2024 and 2023 is incorporated herein by reference from information to be included in the 2025 Proxy Statement.

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

10.8†
Amended and Restated Employee Matters Agreement, dated as of July 31, 2024, by and between Bausch Health Companies Inc. and Bausch + Lomb Corporation, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 1, 2024, which is incorporated by reference herein.

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

10.13
Credit Agreement, dated as of May 10, 2022, as amended by the First Incremental Amendment, dated as of September 29, 2023 and by the Second Incremental Amendment dated as of November 1, 2024, by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto, Citibank, N.A., as revolving facility administrative agent and swingline lender and collateral agent thereto, Goldman Sachs Bank USA, as term facility administrative agent thereto, JPMorgan Chase Bank, N.A., as incremental term facilities administrative agent thereto, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on November 1, 2024, which is incorporated by reference herein.

10.14
Employment Agreement dated as of February 14, 2023 by and between Bausch + Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.35 to Bausch + Lomb Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, which is incorporated by reference herein.††

10.15
Employment Agreement dated as of June 1, 2021 between Bausch Health Companies Inc. and Sam A. Eldessouky, originally filed as Exhibit 10.1 to Bausch Health Companies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 3, 2021, which is incorporated by reference herein. ††

10.16
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Sam A. Eldessouky dated as of January 3, 2022, originally filed as Exhibit 10.19 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.17
Employment Agreement dated as of August 1, 2022 by and between Bausch + Lomb Corporation and Yehia Hashad, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.18
Employment Agreement dated as of April 24, 2023, by and between Bausch + Lomb Corporation and A. Robert D. Bailey, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.19
Employment Agreement dated as of April 24, 2023, by and between Bausch + Lomb Corporation and Andrew Stewart, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.20
Employment Agreement dated as of April 25, 2016 between Bausch Health Companies Inc. (formerly Valeant Pharmaceuticals International, Inc.) and Joseph C. Papa, originally filed as Exhibit 10.1 to Bausch Health Companies Inc.’s Current Report on Form 8-K, filed on April 27, 2016, which is incorporated by reference herein.††

10.21
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph Papa dated as of January 3, 2022, originally filed as Exhibit 10.18 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.22
Separation Agreement dated July 19, 2022 between Bausch + Lomb Corporation and Joseph C. Papa, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 10-Q filed with the SEC on November 2, 2022, which is incorporated by reference herein. ††

10.23
Amended and Restated Separation Agreement dated December 22, 2022 between Bausch + Lomb Corporation and Joseph C. Papa, originally filed as Exhibit 10.25 to Bausch + Lomb Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, which is incorporated by reference herein. ††

10.24
Employment Agreement dated as of July 8, 2016 between Bausch Health Companies Inc. (formerly Valeant Pharmaceuticals International, Inc.) and Christina M. Ackermann, originally filed as Exhibit 10.23 to Bausch Health Companies Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 1, 2017, which is incorporated by reference herein. ††

10.25
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Christina M. Ackermann dated as of January 3, 2022, originally filed as Exhibit 10.20 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.26
Separation Agreement, dated as of August 25, 2023, between Christina M. Ackermann and Bausch + Lomb Corporation, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 1, 2023, which is incorporated by reference herein. ††.

10.27
Employment Agreement dated as of August 2, 2018 between Bausch Health Companies Inc. and Joseph F. Gordon, originally filed as Exhibit 10.2 to Bausch Health Companies Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed on May 6, 2019, which is incorporated by reference herein. ††

10.28
Amendment to Executive Employment Agreement, dated as of June 9, 2023, by and between Bausch + Lomb Corporation and Joseph F. Gordon, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 2, 2023, which is incorporated by reference herein.††

10.29
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Joseph F. Gordon dated as of January 3, 2022, originally filed as Exhibit 10.21 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.30†
Transition and Separation Agreement, dated as of November 6, 2023, between Joseph F. Gordon and Bausch + Lomb Corporation, originally filed as Exhibit 10.28 to Bausch + Lomb Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024, which is incorporated by reference herein. ††.

10.31#
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
10.34
Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, as amended and restated effective as of May 29, 2024, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 1, 2024, which is incorporated by reference herein.††

10.35
Form of Executive Committee Retention Program Letter Agreement, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Form 10-Q filed with the SEC on November 2, 2022, which is incorporated by reference herein. ††

10.36
Form of Restricted Share Unit Award Agreement pursuant to the 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to Bausch + Lomb Corporation’s Form 10-Q filed with the SEC on November 2, 2022, which is incorporated by reference herein. ††

10.37
Form of Stock Option Grant Agreement (Founders Grant) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.22 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.38
Form of Restricted Stock Unit Award Agreement (Founders Grant) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.23 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.39
Form of Director Restricted Share Unit Award Agreement (Annual Grant) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.11 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.40
Form of Director Restricted Share Unit Award Agreement (Elective Grant) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.12 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.41
Form of Matching Share Grant Agreement under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan originally filed as Exhibit 10.32 to Bausch + Lomb Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, which is incorporated by reference herein. ††

10.42
Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.43
Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.5 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.44
Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.6 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.45
Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.7 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.46
New Hire Share Unit Grant Agreement (Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders), originally filed as Exhibit 10.8 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.47
New Hire Restricted Share Unit Grant Agreement under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders), originally filed as Exhibit 10.9 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.48
New Hire Stock Option Grant Agreement (Non-Statutory Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders), originally filed as Exhibit 10.10 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.49
Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.50
Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.51
Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.5 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.52
Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.6 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.53
Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.7 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.54
Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.8 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.55
Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.9 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.56
Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.10 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.57
Form of Share Unit Award Agreement (Outperformance Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.11 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

19.1*	Insider Trading Policy
21.1*	Subsidiaries of Bausch + Lomb Corporation.
23.1*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Bausch + Lomb Corporation Financial Restatement Compensation Recoupment Policy, originally filed as Exhibit 97 to Bausch + Lomb Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024, which is incorporated by reference herein. ††

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

BAUSCH + LOMB CORPORATION (Registrant)

Date:	February 19, 2025	By:	/s/ BRENTON L. SAUNDERS

Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRENTON L. SAUNDERS Brenton L. Saunders	Chairman of the Board and Chief Executive Officer	February 19, 2025
/s/ SAM ELDESSOUKY Sam Eldessouky	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2025
/s/ FREDERICK J. MUNSCH Frederick J. Munsch	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2025
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	February 19, 2025
/s/ KAREN L. LING Karen L. Ling	Director	February 19, 2025
/s/ BRETT ICAHN Brett Icahn	Director	February 19, 2025
/s/ NATHALIE BERNIER Nathalie Bernier	Director	February 19, 2025
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 19, 2025
/s/ GARY HU Gary Hu	Director	February 19, 2025
/s/ JOHN A. PAULSON John A. Paulson	Director	February 19, 2025
/s/ RUSSEL C. ROBERTSON Russel C. Robertson	Director	February 19, 2025
/s/ ANDREW C. VON ESCHENBACH Andrew C. von Eschenbach	Director	February 19, 2025

BAUSCH + LOMB CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bausch + Lomb Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bausch + Lomb Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive (loss) income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Medicaid Rebates for Certain Product Categories
As described in Note 2 to the consolidated financial statements, gross product sales are subject to a variety of deductions in arriving at reported net product sales. The transaction price for such product categories is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue as a reduction in revenue. The variable consideration provisions recognized within accrued and other current liabilities included $497 million related to rebates, including Medicaid rebates for certain product categories as of December 31, 2024. For certain rebate programs, such as Medicaid, provisions recognized by management are based on the terms of state government-managed programs, estimates of outstanding and future claims for end-customer sales and the sales mix.
The principal considerations for our determination that performing procedures relating to Medicaid rebates for certain product categories is a critical audit matter are (i) the significant judgment by management when developing the estimate of Medicaid rebates for certain product categories; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the terms of state government-managed Medicaid programs; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimation of provisions for Medicaid rebates, including controls over the assumptions used to estimate these rebates for certain product categories. These procedures also included, among others (i) developing an independent estimate of Medicaid rebates for certain product categories by utilizing third-party information on inventory levels in the distribution channel, the terms of the specific Medicaid rebate programs, and the historical trends of actual Medicaid rebate claims paid, adjusted for price and projected market conditions; (ii) comparing the independent estimate for these Medicaid rebates to management’s estimates to evaluate the reasonableness of management’s estimate; and (iii) testing, on a sample basis, Medicaid rebates for certain product categories processed by the Company, including evaluating those claims for consistency with the contractual terms of the Company’s arrangements and policies. Professionals with specialized skill and knowledge were used to assist in evaluating whether the Company’s Medicaid rebate program policies and methodology for estimating Medicaid rebates are compliant with the Center for Medicare and Medicaid Services and federal regulations.
Acquisition of Elios Vision, Inc. – Valuation of In-Process Research and Development Asset and Product Brands
As described in Notes 2 and 4 to the consolidated financial statements, on December 10, 2024, the Company acquired Elios Vision, Inc. (Elios Vision) for aggregate purchase consideration of approximately $188 million. Of the intangible assets acquired, $95 million of acquired in-process research and development (IPR&D) asset and $63 million of product brands were recorded. The fair value of the identifiable intangible assets was determined by management using the income approach, which requires a forecast of the expected future cash flows, including revenue growth rates, cost of goods sold, operating expenses and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of the IPR&D asset and product brands acquired in the acquisition of Elios Vision is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the IPR&D asset and product brands acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the IPR&D asset and product brands acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the IPR&D asset and product brands acquired; (iii) evaluating the appropriateness of the income approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the income approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and discount rates. Evaluating management’s assumptions related to revenue growth rates for the IPR&D asset and product brands involved considering (i) the current and past performance of the Elios Vision business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rates assumption for the IPR&D asset and product brands.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 19, 2025
We have served as the Company’s auditor since 2020.

BAUSCH + LOMB CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$305	$331
Restricted cash	11	3
Trade receivables, net	1,026	839
Inventories, net	1,036	1,028
Prepaid expenses and other current assets (Note 3)	410	541
Total current assets	2,788	2,742
Property, plant and equipment, net	1,485	1,390
Intangible assets, net	3,494	3,589
Goodwill	4,523	4,575
Deferred tax assets, net	885	921
Other non-current assets (Note 3)	294	225
Total assets	$13,469	$13,442
Liabilities
Current liabilities:
Accounts payable (Note 3)	$389	$522
Accrued and other current liabilities	1,309	1,027
Current portion of long-term debt	40	30
Total current liabilities	1,738	1,579
Deferred tax liabilities, net	13	14
Other non-current liabilities	430	397
Long-term debt	4,744	4,532
Total liabilities	6,925	6,522
Commitments and contingencies (Notes 19 and 20)
Equity
Common shares, no par value, unlimited shares authorized, 352,402,374 and 350,913,804 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	8,429	8,349
Accumulated deficit	(571)	(254)
Accumulated other comprehensive loss	(1,385)	(1,245)
Total Bausch + Lomb Corporation shareholders’ equity	6,473	6,850
Noncontrolling interest	71	70
Total equity	6,544	6,920
Total liabilities and equity	$13,469	$13,442
On behalf of the Board:

/s/ BRENTON L. SAUNDERS	/s/ SARAH B. KAVANAGH
Brenton L. Saunders	Sarah B. Kavanagh
Chairman of the Board and Chief Executive Officer	Chairperson, Audit and Risk Committee
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues
Product sales	$4,774	$4,131	$3,746
Other revenues	17	15	22
	4,791	4,146	3,768
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets) (Note 3)	1,868	1,640	1,511
Cost of other revenues	4	2	8
Selling, general and administrative (Note 3)	2,082	1,736	1,478
Research and development (Note 3)	343	324	307
Amortization of intangible assets	288	240	244
Other expense, net	44	74	13
	4,629	4,016	3,561
Operating income	162	130	207
Interest income	15	15	6
Interest expense (Note 3)	(399)	(283)	(146)
Foreign exchange and other	(12)	(28)	6
(Loss) income before provision for income taxes	(234)	(166)	73
Provision for income taxes	(71)	(82)	(58)
Net (loss) income	(305)	(248)	15
Net income attributable to noncontrolling interest	(12)	(12)	(9)
Net (loss) income attributable to Bausch + Lomb Corporation	$(317)	$(260)	$6

Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation	$(0.90)	$(0.74)	$0.02

Basic weighted-average common shares	351.8	350.5	350.0

Diluted weighted-average common shares	351.8	350.5	350.2
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net (loss) income	$(305)	$(248)	$15
Other comprehensive (loss) income
Pension and postretirement benefit plan adjustments:
Net actuarial gain (loss) arising during the year	2	1	(4)
Amortization of prior service credit	(3)	(3)	(3)
Amortization of net loss and settlements	1	2	10
Income tax benefit (expense)	1	(1)	(14)
Foreign currency impact	—	—	1
Net pension and postretirement benefit plan adjustments	1	(1)	(10)
Foreign currency translation adjustment	(142)	13	(216)
Other comprehensive (loss) income	(141)	12	(226)
Comprehensive loss	(446)	(236)	(211)
Comprehensive income attributable to noncontrolling interest	(11)	(11)	(6)
Comprehensive loss attributable to Bausch + Lomb Corporation	$(457)	$(247)	$(217)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Bausch + Lomb Corporation Shareholders' Equity
	Common Shares		BHC Investment	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity

	Shares	Amount
Balances, January 1, 2022	—	$—	$10,364	$—	$—	$(1,035)	$9,329	$73	$9,402
Issuance of common shares (Note 17)	350.0	—	(8,164)	8,164	—	—	—	—	—
Issuance of BHC Purchase Debt (Note 3)	—	—	(2,200)	—	—	—	(2,200)	—	(2,200)
Net distributions to BHC and affiliates (Note 3)	—	—	—	75	—	—	75	—	75
Noncontrolling interest distributions	—	—	—	—	—	—	—	(11)	(11)
Share-based compensation	—	—	—	46	—	—	46	—	46
Net income	—	—	—	—	6	—	6	9	15
Other comprehensive loss	—	—	—	—	—	(223)	(223)	(3)	(226)
Balances, December 31, 2022	350.0	—	—	8,285	6	(1,258)	7,033	68	7,101
Common shares issued under share-based compensation plans	0.9	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	74	—	—	74	—	74
Employee withholding taxes related to share-based awards	—	—	—	(10)	—	—	(10)	—	(10)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	—	(260)	—	(260)	12	(248)
Other comprehensive income (loss)	—	—	—	—	—	13	13	(1)	12
Balances, December 31, 2023	350.9	—	—	8,349	(254)	(1,245)	6,850	70	6,920
Common shares issued under share-based compensation plans	1.5	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	92	—	—	92	—	92
Employee withholding taxes related to share-based awards	—	—	—	(12)	—	—	(12)	—	(12)
Noncontrolling interest distributions	—	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	—	(317)	—	(317)	12	(305)
Other comprehensive loss	—	—	—	—	—	(140)	(140)	(1)	(141)
Balances, December 31, 2024	352.4	$—	$—	$8,429	$(571)	$(1,385)	$6,473	$71	$6,544
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(305)	$(248)	$15
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	436	382	379
Amortization and write-off of debt premiums, discounts and issuance costs	20	30	8
Asset impairments	5	—	1
Allowances for losses on trade receivables and inventories	26	21	25
Deferred income taxes	(10)	(10)	(90)
Gain on sale of assets	(5)	—	—
Share-based compensation	92	74	62
Foreign exchange gain (loss)	10	12	(7)
Gain excluded from hedge effectiveness	(13)	(13)	(6)
Amortization of interim contract and inventory step-up resulting from acquisitions	82	23	—
Other	(19)	(1)	(23)
Changes in operating assets and liabilities:
Trade receivables	(227)	(121)	(95)
Inventories	(147)	(264)	(106)
Prepaid expenses and other current assets	161	(147)	(7)
Accounts payable, accrued and other liabilities	126	245	189
Net cash provided by (used in) operating activities	232	(17)	345
Cash Flows From Investing Activities
Acquisitions and other investments	(138)	(1,941)	(45)
Purchases of property, plant and equipment	(291)	(181)	(175)
Purchases of marketable securities	(12)	(17)	(17)
Proceeds from sale of marketable securities	14	16	22
Proceeds from sale of assets and businesses, net of costs to sell	2	1	—
Interest settlements from cross-currency swaps	13	13	—
Net cash used in investing activities	(412)	(2,109)	(215)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	631	2,276	2,440
Repayments of debt	(430)	(161)	(13)
Payment of employee withholding taxes related to share-based awards	(12)	(10)	—
Payments of financing costs	—	(16)	(3)
Payments of noncontrolling interest distributions	(10)	(9)	(11)
Net borrowings under BHC pooled financing arrangements (Note 3)	—	—	31
Net transfers to BHC (Note 3)	—	—	(2,363)
Other	(1)	(2)	—
Net cash provided by financing activities	178	2,078	81
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(16)	2	(8)
Net (decrease) increase in cash and cash equivalents and restricted cash	(18)	(46)	203
Cash and cash equivalents and restricted cash, beginning of period	334	380	177
Cash and cash equivalents and restricted cash, end of period	$316	$334	$380

Non-cash Financing Activity
Accrued purchases of property, plant and equipment	$56	$65	$38
Issuance of BHC Purchase Debt (Note 3)	$—	$—	$2,200
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Pharmaceuticals segment which consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables, instruments and technologies for the treatment of cataracts, corneal and vitreous and retinal eye conditions, which includes intraocular lenses (“IOLs”) and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for ophthalmic surgery. See Note 21, “SEGMENT INFORMATION” for additional information regarding these reportable segments. Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88.1% of the issued and outstanding common shares of Bausch + Lomb as of February 12, 2025.
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
The registration statement related to the initial public offering (the “IPO”) of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its Canadian base PREP prospectus on May 5, 2022. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. As of February 12, 2025, BHC directly or indirectly holds 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.1% of the issued and outstanding common shares of Bausch + Lomb.
Bausch + Lomb understands that BHC continues to believe that completing the Separation, which may include the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), the monetization of all or a portion of BHC’s ownership interest in Bausch + Lomb, the sale of the Company (a “Sale Transaction”) or a combination thereof, makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings. The Distribution is subject to the achievement of targeted debt leverage ratios and the completion of the Separation is subject to the receipt of any applicable shareholder and other necessary approvals and other factors and is subject to various risk factors. There can be no assurance that the Separation will be consummated, the form any such consummated Separation would take or that a Distribution or Sale Transaction will occur as part of that Separation or that even if consummated, we will realize the anticipated benefits from the Separation.
2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
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
As of December 31, 2024, the Company’s two largest U.S and Canada wholesaler customers accounted for approximately 17% of net trade receivables. As of December 31, 2024 and 2023, the Company's net trade receivable balance from Algeria, Argentina, Brazil, Belarus, Greece, Iran, Russia, Serbia, South Africa, Turkey, Ukraine and Venezuela amounted to $104 million and $109 million, respectively, the majority of which is current or less than 90 days past due. As of December 31, 2024 and 2023, the portion of the net trade receivable from these countries that is past due more than 90 days amounted to less than $1 million and $1 million, respectively.

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
The activity in the allowance for credit losses for trade receivables for the years 2024, 2023 and 2022 is as follows:

(in millions)	2024	2023	2022
Balance, beginning of period	$21	$22	$16
Provision	3	3	4
Write-offs	(5)	(3)	(2)
Foreign exchange and other	(1)	(1)	4
Balance, end of period	$18	$21	$22
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

Product brands	5 - 15 years
Corporate brands	5 - 17 years
Product rights	3 - 15 years
Out-licensed technology and other	3 - 9 years
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

The fair value of an acquired IPR&D intangible asset is typically determined using an income approach. This approach starts with a forecast of the net cash flows expected to be generated by the asset over its estimated useful life. The net cash flows reflect the asset’s stage of completion, the probability of technical success, the projected costs to complete, expected market competition and an assessment of the asset’s life-cycle. The net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the expected cash flow streams. IPR&D acquired through an asset acquisition is expensed as incurred if the Company deems there to be no future use at the time of transaction.
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
Revenue Recognition
The Company’s revenues are primarily generated from product sales in the therapeutic areas of eye health that consist of: (i) branded prescription eye-medications and pharmaceuticals, (ii) generic and branded generic prescription eye medications and pharmaceuticals, (iii) OTC vitamin and supplement products and (iv) medical devices (contact lenses, IOLs and ophthalmic surgical equipment). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 21, “SEGMENT INFORMATION” for the disaggregation of revenues.
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
Revenue from sales of surgical equipment and related software is generally recognized upon delivery and installation of the equipment. IOLs and delivery systems, disposable surgical packs and other surgical instruments are distinct from the surgical equipment and may be sold together with the surgical equipment in a single contract or on a standalone basis. Revenue from the sale of delivery systems, disposable surgical packs and other surgical instruments is recognized in accordance with the contracted delivery terms, generally upon shipment or customer receipt. IOLs are sold primarily on a consignment basis and revenue is recognized upon notification of use.

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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for years 2024 and 2023:

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2023	$146	$59	$188	$73	$18	$484
Current period provision	368	84	729	559	28	1,768
Payments and credits	(373)	(77)	(691)	(565)	(28)	(1,734)
Reserve balance, December 31, 2023	141	66	226	67	18	518
Current period provision	420	98	1,487	631	82	2,718
Payments and credits	(441)	(76)	(1,216)	(624)	(74)	(2,431)
Reserve balance, December 31, 2024	$120	$88	$497	$74	$26	$805
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $32 million and $35 million as of December 31, 2024 and 2023, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets. For the years ended December 31, 2024 and 2023, included in Payments and credits in the table above, are payments made, or to be made, by Novartis (as defined below), on behalf of the Company, in accordance with the agreements associated with the XIIDRA Acquisition (as defined below).
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the years 2024 and 2023 were not material to the Company's revenues or earnings.

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
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising and are expensed on the first use of the advertisement. Included in Selling, general and administrative expenses are advertising costs of $528 million, $375 million and $319 million, for 2024, 2023 and 2022, respectively.
Share-Based Compensation
Prior to the B+L IPO on May 5, 2022, Bausch + Lomb employees participated in BHC’s long-term incentive program. Therefore, prior to May 5, 2022, share-based compensation expense attributable to Bausch + Lomb reflected in the accompanying Consolidated Financial Statements was derived from: (i) the specific identification of Bausch + Lomb employees and (ii) an allocation of charges from BHC, related to BHC employees providing corporate services to Bausch + Lomb. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that Bausch + Lomb would have experienced as an independent company for the periods presented. Subsequent to May 5, 2022, a share-based compensation expense attributable to Bausch + Lomb employees participating in BHC’s long-term incentive program for grants made prior to May 5, 2022 is recognized as an expense by Bausch + Lomb over the remaining vesting period.
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
Interest Expense
Interest expense includes interest on outstanding debt currently held by the Company, standby fees, the amortization of debt discounts and deferred financing costs, accretion of debt premiums and the amortization of amounts excluded from the assessment of effectiveness related to the Company's cross-currency swaps. Prior the B+L IPO, interest expense included previous intercompany financing arrangements with BHC (refer to Note 3, “RELATED PARTIES”, for more detail). Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Capitalized interest related to construction in progress as of December 31, 2024 and 2023 was $88 million and $69 million, respectively, and is included in Property, plant and equipment, net.
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
Comprehensive (Loss) Income
Comprehensive loss is comprised of Net (loss) income and Other comprehensive (loss) income. Other comprehensive (loss) income includes items such as foreign currency translation adjustments and certain pension and other postretirement benefit plan adjustments. Accumulated other comprehensive loss is recorded as a component of equity.
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
Recently Issued Accounting Standards, Adopted as of December 31, 2024
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods. Retrospective application is required for all periods presented in the financial statements. The adoption of this ASU did not have a material impact on its financial statements, other than with respect to expanded disclosures.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2024
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2025. Early adoption is permitted and may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

3.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. Accordingly, certain corporate and shared costs prior to May 10, 2022 were allocated to Bausch + Lomb and reflected as expenses in the Consolidated Financial Statements. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of February 12, 2025, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88.1% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Allocated Centralized Costs Prior to May 10, 2022
Prior to May 10, 2022, the Consolidated Financial Statements have been prepared on a standalone basis and were derived from the consolidated financial statements and accounting records of BHC. BHC incurred significant corporate costs for services it provided to Bausch + Lomb, as well as to other BHC businesses. The allocated corporate and shared costs to Bausch + Lomb for 2024, 2023 and 2022 were $0, $0, and $76 million, respectively. The allocated corporate and shared costs to Bausch + Lomb are included in Cost of goods sold (excluding amortization and impairments of intangible assets), Selling, general and administrative ("SG&A") and Research and development ("R&D") in the Consolidated Statements of Operations. All such amounts have been deemed to have been incurred and settled by Bausch + Lomb in the period in which the costs were recorded. See Note 2, “SIGNIFICANT ACCOUNTING POLICIES” for additional information on the allocation of functional service expenses and general corporate expenses.
In the opinion of management of BHC and Bausch + Lomb, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by Bausch + Lomb. The amounts that would have been, or will be, incurred on a standalone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $5 million and $43 million as of December 31, 2024 and December 31, 2023 respectively, and are included within Accounts payable in the Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $25 million and $55 million as of December 31, 2024 and December 31, 2023, respectively, of which $6 million and $36 million are included within Prepaid expenses and other current assets and $19 million and $19 million are included within Other non-current assets on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
BHC Pooled Financing Arrangements
Prior to the B+L IPO, certain legal entities comprising Bausch + Lomb participated in BHC pooled financing arrangements, which allowed for individual legal entities participating in the arrangements to borrow from the sponsoring bank. Total borrowings by the BHC pool participants were limited to the aggregate cash maintained in accounts held by the sponsoring bank. For the periods prior to the B+L IPO, these borrowings were presented on the Consolidated Balance Sheets within Accrued and other current liabilities and in the Cash Flows From Financing Activities section of the Consolidated Statements of Cash Flows as Net borrowings under BHC pooled financing arrangements. Interest incurred on such borrowings were not material for any period presented. Net borrowings under BHC pooled financing arrangements from legal entities comprising Bausch + Lomb were $0 as of December 31, 2024 and December 31, 2023.
Net Transfers to BHC
The total effect of the settlement of related party transactions is reflected as a financing activity in the Consolidated Statements of Cash Flows. The components of the Net transfers to BHC for the period prior to the B+L IPO is as follows:

(in millions)	2022
Cash pooling and general financing activities	$(226)
Corporate allocations	76
Benefit from income taxes	225
Total net transfers to BHC (as reflected in the Consolidated Statements of Equity)	75
Payment of BHC Purchase Debt	(2,200)
Share-based compensation	(16)
Other, net	(222)
Net transfers to BHC (as reflected in the Consolidated Statements of Cash Flows)	$(2,363)
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
Other agreements that the Company entered into with BHC that govern aspects of Bausch + Lomb’s relationship with BHC following the B+L IPO include:
•Transition Services Agreement - In connection with the completion of the B+L IPO, Bausch + Lomb has entered into the TSA with BHC to provide each other, on a transitional basis, certain administrative, human resources, treasury and support services and other assistance, for a limited time to help ensure an orderly transition following the B+L IPO. The TSA specifies the calculation of Bausch + Lomb costs and receipts for these services. Under the TSA, Bausch + Lomb has received certain services from BHC, including information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services, and has also provided certain similar services to BHC. Individual services provided under the TSA have been scheduled for a specific period, generally ranging from six to twelve months, depending on the nature of the services. As of the date of this filing, most of these transitional services have either expired or been terminated; however, a limited number of these transitional services are still being provided by the parties.
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
Charges incurred related to the above agreements were $7 million and $2 million for 2024 and 2023, respectively, and are primarily reflected within Selling, general and administrative in the Consolidated Statements of Operations.

4.ACQUISITIONS AND LICENSING AGREEMENTS
2024 and 2025 Acquisitions
Acquisition of Whitecap Biosciences
On January 3, 2025, the Company, through its affiliate, acquired Whitecap Biosciences, LLC, ("Whitecap Biosciences") for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand the Company's clinical-stage pipeline, as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. As this transaction closed during January 2025, the Company is still finalizing the valuation and related purchase accounting.
Acquisition of Elios Vision
On December 10, 2024, the Company, through its affiliate, acquired Elios Vision, Inc. ("Elios Vision") for: (i) a cash payment of approximately $99 million and (ii) potential future milestone obligations, as discussed below. Elios Vision, a privately held company, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. This acquisition is expected to bolster the Company's glaucoma treatment portfolio.
The acquisition of Elios Vision has been accounted for as a business combination under the acquisition method of accounting. The total aggregate acquisition consideration was approximately $188 million and is calculated as follows:

(in millions)
Cash consideration paid	$99
Estimated fair value of contingent consideration	89
Aggregate purchase consideration	$188
Contingent consideration included as part of the aggregate purchase consideration relates to potential future milestone obligations, including: (i) regulatory approval milestones, ranging from $50 million and up to an aggregate of $145 million, depending on the timing of regulatory approval and (ii) sales-based milestones, ranging from $75 million and up to an aggregate of $375 million, related to the achievement of annual net sales targets. The estimated fair value of the contingent consideration recognized on the acquisition date, related to the above noted potential future milestone obligations, was $89 million, of which $11 million was recorded as a current liability. The estimated fair value of the contingent consideration was estimated by using the inputs disclosed in Note 5, “FAIR VALUE MEASUREMENTS”. The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed related to the acquisition of Elios Vision, as of the acquisition date:

(in millions)
Intangible assets, net	$177
Trade receivables, net	2
Inventories, net	4
Property, plant and equipment, net	7
Other non-current assets	1
Accrued and other current liabilities	(7)
Other non-current liabilities	(23)
Total identifiable net assets	161
Goodwill	27
Total fair value of consideration transferred	$188
The fair value of the identifiable intangible assets is determined primarily using the “income approach,” which requires a forecast of the expected future cash flows (including revenue growth rates, cost of goods sold, operating expenses and discount rates). The intangible assets acquired related to the acquisition of Elios Vision, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Acquired in-process research and development intangible asset	$95	N/A
Product brands	63	13
Corporate brands	17	10
Other	2	9
Total Intangible assets, net	$177
The assets acquired and liabilities assumed are included within the Company's Surgical segment. Goodwill associated with the Elios Vision acquisition represents deferred taxes, as well as an acquired workforce and potential future synergies. Goodwill associated with the Elios Vision acquisition is not deductible for income tax purposes.
The valuation of the assets acquired and liabilities assumed, as part of the Elios Vision acquisition, has not yet been finalized as of December 31, 2024. The areas that could be subject to change primarily relate to income tax matters. The Company will finalize these amounts no later than one year from the acquisition date.
Revenues and operating results associated with Elios Vision during the period from December 10, 2024 through December 31, 2024 were not material. Pro forma revenues and operating results for the years 2024 and 2023 were not material.
Acquisition of Trukera Medical
On July 19, 2024, the Company, through an affiliate, acquired TearLab Corporation, d/b/a Trukera Medical ("Trukera Medical") from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand the Company's presence in the dry eye market. The acquisition of Trukera Medical has been accounted for as a business combination under the acquisition method of accounting. As of the acquisition date (July 19, 2024), the Company allocated the aggregate purchase consideration of approximately $24 million based on estimated fair values, which included recording $16 million of identifiable intangible assets, $6 million of other net assets and $2 million of goodwill.
The intangible assets acquired related to the acquisition of Trukera Medical, as well as their fair values and estimated useful life consist of the following:

(in millions)	Fair Value	Estimated Useful Life (In Years)
Product brand	$14	10
Customer relationships	2	7
Total Intangible assets, net	$16
The assets acquired and liabilities assumed are included within the Company's Surgical segment. Revenues and operating results associated with Trukera Medical during the period from July 19, 2024 through December 31, 2024 were not material. Pro forma revenues and operating results for the years 2024 and 2023 were not material.
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
Prepaid expenses and other current assets associated with the XIIDRA Acquisition represents the terms of an interim contract to purchase inventory, as embedded within the agreements associated with the XIIDRA Acquisition. The terms of the interim contract allowed the Company to acquire the remaining XIIDRA® inventory from Novartis at the end of the contractual term. The remaining inventory was acquired during December 2023, and the prepaid expenses and other current assets recognized were reclassified into Inventories, net as of December 31, 2023. The balance of this interim contract will be released to Cost of goods sold (excluding amortization and impairments of intangible assets) as the Company sells the acquired inventory, over an assumed inventory turnover cycle of approximately two years. Cost of goods sold for the years ended 2024 and 2023 includes approximately $81 million and $20 million, respectively, related to the release of this interim contract.
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
Acquisition of AcuFocus, Inc.
On January 17, 2023, the Company acquired AcuFocus, Inc. ("AcuFocus") for an up-front payment of $35 million, $31 million of which was paid in January 2023 with the remaining purchase price paid during the 18 months following the date of the transaction. AcuFocus is an ophthalmic medical device company. The acquisition was made by the Company to acquire breakthrough small aperture intraocular technology for certain cataract patients. The AcuFocus business is included within the Surgical segment. Supplemental pro forma information related to revenue and earnings for 2023 are not provided as they did not have a material impact on the Company's operations. Additional contingent payments may become due upon achievement of future sales milestones. At the time of acquisition, the acquisition-related contingent consideration liability related to this transaction was approximately $5 million, which the Company reassesses each quarter for changes in fair value. See Note 5, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities.
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
On December 12, 2022, the Company acquired Total Titanium, Inc. (“Total Titanium”), a privately held ophthalmic microsurgical instrument and machined parts manufacturing company. The transaction was completed to assist in driving revenue growth as well as increasing manufacturing capacity. The fair value of the acquisition of Total Titanium has been accounted for as a business combination and included in the Surgical segment. Supplemental pro forma information related to revenue and earnings for 2022 are not provided as they did not have a material impact on the Company's operations. Refer to Note 20, “COMMITMENTS AND CONTINGENCIES” for further detail regarding potential future milestone payments related to previously entered transactions and agreements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$60	$50	$10	$—	$44	$36	$8	$—
Foreign currency exchange contracts	$7	$—	$7	$—	$1	$—	$1	$—
Liabilities:
Acquisition-related contingent consideration	$123	$—	$—	$123	$44	$—	$—	$44
Foreign currency exchange contracts	$3	$—	$3	$—	$4	$—	$4	$—
Cross-currency swaps	$34	$—	$34	$—	$84	$—	$84	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during 2024 and 2023.

Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of December 31, 2024, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company's cross-currency swaps as included in the Consolidated Balance Sheets are as follows:

(in millions)	December 31, 2024	December 31, 2023
Other non-current liabilities	$40	$90
Prepaid expenses and other current assets	$6	$6
Net fair value	$34	$84
The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations as of December 31, 2024 and 2023:

(in millions)	2024	2023
Gain (loss) recognized in Other comprehensive loss	$50	$(45)
Gain excluded from assessment of hedge effectiveness	$13	$13
Location of gain of excluded component	Interest Expense	Interest Expense
No portion of the cross-currency swaps were ineffective for 2024 and 2023. For each of the years 2024 and 2023, the Company received $13 million in interest settlements, which are reported as investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of December 31, 2024, these contracts had an aggregate notional amount of $332 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Consolidated Balance Sheets December 31, 2024 and December 31, 2023 are as follows:

(in millions)	December 31, 2024	December 31, 2023
Accrued and other current liabilities	$(3)	$(4)
Prepaid expenses and other current assets	$7	$1
Net fair value	$4	$(3)
The following table presents the effect of the Company’s foreign exchange contracts on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for 2024 and 2023:

(in millions)	2024	2023
Gain (loss) related to changes in fair value	$7	$(6)
(Loss) gain related to settlements	$(2)	$2
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

The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At December 31, 2024, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 8% to 28%, and a weighted average risk-adjusted discount rate of 9%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at December 31, 2024.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years 2024 and 2023:

(in millions)	2024		2023
Balance, beginning of period		$44		$4
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$4		$3
Fair value adjustments due to changes in estimates of future payments	(13)		(1)
Acquisition-related contingent consideration adjustments		(9)		2
Additions (Note 4)		89		38
Payments/Settlements		(1)		—
Balance, end of period		123		44
Current portion included in Accrued and other current liabilities		15		5
Non-current portion		$108		$39
Fair Value of Long-term Debt
The fair value of long-term debt as of December 31, 2024 and 2023 were $4,898 million and $4,668 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
6.INVENTORIES
Inventories, net consist of:

(in millions)	December 31, 2024	December 31, 2023
Raw materials	$262	$261
Work in process	99	100
Finished goods	675	667
	$1,036	$1,028
Inventory write-offs were $23 million, $18 million and $21 million for 2024, 2023 and 2022, respectively.

7.PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment consist of:

(in millions)	December 31, 2024	December 31, 2023
Land	$43	$45
Buildings	632	624
Machinery and equipment	1,674	1,657
Other equipment and leasehold improvements	362	347
Construction in progress	458	347
	3,169	3,020
Less accumulated depreciation	(1,684)	(1,630)
	$1,485	$1,390
Depreciation expense was $148 million, $142 million and $135 million for 2024, 2023 and 2022, respectively.
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	Weighted-Average Remaining Useful Lives (Years)	December 31, 2024			December 31, 2023
(in millions)		Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	8	$4,373	$(2,799)	$1,574	$4,342	$(2,581)	$1,761
Corporate brands	10	102	(18)	84	85	(11)	74
Product rights/patents	4	993	(970)	23	993	(954)	39
Other	7	79	(64)	15	75	(63)	12
Total finite-lived intangible assets		5,547	(3,851)	1,696	5,495	(3,609)	1,886
Acquired in-process research and development intangible asset	N/A	100	—	100	5	—	5
B&L Trademark	N/A	1,698	—	1,698	1,698	—	1,698
		$7,345	$(3,851)	$3,494	$7,198	$(3,609)	$3,589
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
Asset impairments for 2024, 2023 and 2022 were $5 million, less than $1 million and $1 million, respectively, related to the discontinuance of certain product lines.
Estimated amortization expense of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Amortization	$249	$219	$217	$216	$214	$581	$1,696

Goodwill
The changes in the carrying amounts of goodwill during the years ended 2024, 2023 and 2022 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2022	$3,596	$675	$315	$4,586
Acquisitions (Note 4)	—	—	5	5
Foreign exchange and other	(47)	(30)	(7)	(84)
Balance, December 31, 2022	3,549	645	313	4,507
Acquisitions (Note 4)	—	23	8	31
Foreign exchange and other	7	25	5	37
Balance, December 31, 2023	3,556	693	326	4,575
Acquisitions (Note 4)	—	—	29	29
Foreign exchange and other	(27)	(49)	(5)	(81)
Balance, December 31, 2024	$3,529	$644	$350	$4,523
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
The Company conducted its annual goodwill impairment test as of October 1, 2024, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2024, management believed that, it was more likely than not that the carrying amounts of each of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test was not required.
No events occurred or circumstances changed during the period from October 1, 2024 (the last time goodwill was tested for all reporting units) through December 31, 2024 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through December 31, 2024.

9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	December 31, 2024	December 31, 2023
Product rebates	$465	$191
Employee compensation and benefit costs	230	233
Product returns	88	66
Discounts and allowances	64	84
Professional fees	59	53
Other	403	400
	$1,309	$1,027
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		December 31, 2024		December 31, 2023
(in millions)	Maturity	Principal Amount	Net of Issuance Costs	Principal Amount	Net of Issuance Costs
Senior Secured Credit Facilities
Revolving Credit Facility	May 2027	$110	$110	$275	$275
May 2027 Term Facility	May 2027	2,437	2,410	2,462	2,423
May 2027 Incremental Term Facility	May 2027	400	396	—	—
September 2028 Term Facility	September 2028	494	486	499	487
Senior Secured Notes
8.375% Secured Notes	October 2028	1,400	1,382	1,400	1,377
Total long-term debt		$4,841	4,784	$4,636	4,562
Less: Current portion of long-term debt			40		30
Non-current portion of long-term debt			$4,744		$4,532
Senior Secured Credit Facilities
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Original Credit Agreement”). Prior to the September 2023 Credit Facility Amendment (as defined below), the Original Credit Agreement provided for a term loan of $2,500 million with a five-year term to maturity (the “May 2027 Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”).
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the "September 2023 Credit Facility Amendment") to the Original Credit Agreement (the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “Initial Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the "September 2028 Term Facility." A portion of the proceeds from the September 2028 Term Facility and October 2028 Secured Notes (as defined below) were used to finance the $1,750 million upfront payment related to the XIIDRA Acquisition (as discussed further in Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS”) and related acquisition and financing costs.
On April 19, 2024, Bausch + Lomb entered into a Suspension of Rights Agreement (the “Suspension of Rights Agreement”) with respect to the Initial Amended Credit Agreement, pursuant to which Canadian dollar-denominated loans ceased to be available from June 28, 2024 until such date as the parties enter into an amendment of the Initial Amended Credit Agreement (a “CDOR Replacement Amendment”) to replace the Canadian Dollar Offered Rate with an alternative benchmark with respect to Canadian dollar-denominated loans.

On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility and September 2028 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to the Initial Amended Credit Agreement (the Initial Amended Credit Agreement, as amended by the November 2024 Credit Facility Amendment, the “Amended Credit Agreement”) and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “May 2027 Incremental Term Facility” and, together with the September 2028 Term Facility and May 2027 Term Facility, the “Term Facilities; the Term Facilities, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). The proceeds of the May 2027 Incremental Term Facility were used to repay revolving loans outstanding under the Amended Credit Agreement and for general corporate purposes.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. dollars, euros and pounds sterling (and, subject to effectiveness of a CDOR Replacement Amendment, Canadian dollars). As of December 31, 2024, the principal amounts outstanding under the May 2027 Term Facility, May 2027 Incremental Term Facility and September 2028 Term Facility were $2,437 million, $400 million and $494 million, respectively. As of December 31, 2024, the Company had $110 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $358 million under its Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the Revolving Credit Facility are: (i) between 0.75% to 1.75% with respect to U.S. dollar base rate borrowings and between 1.75% to 2.75% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio and (ii) after: (x) Bausch + Lomb’s senior unsecured non-credit-enhanced long-term indebtedness for borrowed money receives an investment grade rating from at least two of Standard & Poor’s (“S&P”), Moody’s and Fitch and (y) the Term Facilities have been repaid in full in cash (the “IG Trigger”), between 0.015% to 0.475% with respect to U.S. dollar base rate borrowings and between 1.015% to 1.475% with respect to SOFR, EURIBOR or SONIA borrowings based on Bausch + Lomb’s debt rating. The stated rate of interest for borrowings under the Revolving Credit Facility at December 31, 2024 was 7.29% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears until the IG Trigger and, thereafter, a facility fee between 0.110% to 0.275% of the total revolving commitments, whether used or unused, based on Bausch + Lomb’s debt rating and payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the May 2027 Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.50% per annum at any time and the U.S. dollar base rate shall not be lower than 1.50% per annum at any time). Term SOFR-based borrowings under the May 2027 Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Term Facility at December 31, 2024 was 7.69% per annum.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at December 31, 2024 was 8.33% per annum.
Borrowings under the May 2027 Incremental Term Facility bear interest at a rate per annum equal to, at Bausch + Lomb's option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.25% or (ii) a U.S. dollar base rate, plus an applicable margin of 2.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the May 2027 Incremental Term Facility are subject to a credit spread adjustment of 0.10%. The stated rate of interest under the May 2027 Incremental Term Facility at December 31, 2024 was 7.71% per annum.
Subject to certain exceptions and customary baskets set forth in the Amended Credit Agreement, Bausch + Lomb is required to make mandatory prepayments of the loans under Term Facilities under certain circumstances, including from: (i) 100% of the net cash proceeds of insurance and condemnation proceeds for property or asset losses (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold), (ii) 100% of the net cash proceeds from the incurrence of debt (other than permitted debt as described in the Amended Credit Agreement), (iii) 50% of Excess Cash Flow (as defined in the Amended Credit Agreement) subject to decrease based on leverage ratios and subject to a threshold amount and (iv) 100% of net cash proceeds from asset sales (subject to reinvestment rights, decrease based on leverage ratios and net proceeds threshold). These mandatory prepayments may be used to satisfy future amortization.
The amortization rate for the May 2027 Term Facility is 1.00% per annum, or $25 million, payable in quarterly installments, and the first installment was paid on September 30, 2022. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2024, the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $56 million through March 2027, with the remaining term loan balance being due in May 2027.
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2024, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $18 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the May 2027 Incremental Term Facility is (i) for the eight quarters commencing with the quarter ending March 31, 2025, 2.50% per annum, or $10 million, and (ii) thereafter, 7.50% per annum, or $30 million, in each case payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2024, the remaining mandatory quarterly amortization payments for the May 2027 Incremental Term Facility were $20 million through December 2026, with an additional amortization payment of $7.5 million due in March 2027 and the remaining term loan balance being due in May 2027.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of December 31, 2024 and December 31, 2023 was 7.95% and 8.65%, respectively.
Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2025	$40
2026	40
2027	2,882
2028	1,879
2029	—
Thereafter	—
Total gross maturities	4,841
Unamortized discounts	(57)
Total long-term debt and other	$4,784
Covenant Compliance
The Senior Secured Credit Facilities contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict Bausch + Lomb’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The Revolving Credit Facility also contains financial covenants (the “Revolving Facility Financial Covenant”) that: (1) prior to the IG Trigger, require Bausch + Lomb to, if, as of the last day of any fiscal quarter of Bausch + Lomb (commencing with the fiscal quarter ending December 31, 2022), loans under the Revolving Credit Facility and swingline loans are outstanding in an aggregate amount greater than 40% of the total commitments in respect of the Revolving Credit Facility at such time, maintain a maximum first lien net leverage ratio of not greater than 4.50:1.00 and (2) after the IG Trigger, require Bausch + Lomb to, as of the last day of each fiscal quarter ending after the IG Trigger, (a) maintain a total leverage ratio of not greater than 4.00:1.00 (provided that such ratio will increase to 4.50:1.00 in connection with certain acquisitions for the four fiscal quarter period commencing with the quarter in which such acquisition is consummated) and (b) maintain an interest coverage ratio of not less than 3.00:1.00. The Revolving Facility Financial Covenant in effect prior to the IG Trigger may be waived or amended with the consent of a majority of the lenders under the Revolving Facility, and without the consent of the lenders under the Term Facilities or any other person and contains a customary term loan facility standstill and customary cure rights. The May 2027 Incremental Term Facility contains a financial covenant (the “May 2027 Incremental Term Facility Financial Covenant”) that requires Bausch + Lomb to, as of the last day of each fiscal quarter of Bausch + Lomb (commencing with the fiscal quarter ending March 31, 2025), maintain a maximum first lien net leverage ratio of not greater than (1) for the first four full fiscal quarters ending after the effective date of the May 2027 Incremental Term Facility, 5.00:1.00 and (2) thereafter, 4.50:1.00. The May 2027 Incremental Term Facility Financial Covenant may be waived or amended with the consent of a majority of the lenders under the Revolving Facility, and without the consent of the lenders under any other Senior Secured Credit Facility or any other person, and contains a customary standstill and customary cure rights. The indenture governing the October 2028 Secured Notes also contains negative covenants and events of default that are similar to those contained in the Senior Secured Credit Facilities.

As of December 31, 2024, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
11.PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS
Bausch + Lomb has defined benefit plans and a participatory defined benefit postretirement medical and life insurance plan, which covers a closed grandfathered group of legacy U.S. employees and employees in certain other countries. The U.S. defined benefit accruals were frozen as of December 31, 2004 and benefits that were earned up to December 31, 2004 were preserved. Participants continue to earn interest credits on their cash balance at an interest crediting rate that is equal to the greater of: (i) the average annual yield on 10-year Treasury bonds in effect for the November preceding the plan year or (ii) 4.50%. The most significant non-U.S. plans are two defined benefit plans in Ireland. In 2011, both Ireland defined benefit plans were closed to future service benefit accruals; however, additional accruals related to annual salary increases continued. In December 2014, one of the Ireland defined benefit plans was amended effective August 2014 to eliminate future benefit accruals related to salary increases. All of the pension benefits accrued through the plan amendment date were preserved. As a result of the plan amendment, there are no active plan participants accruing benefits under the amended Ireland defined benefit plan. The U.S. postretirement benefit plan was amended effective January 1, 2005 to eliminate employer contributions after age 65 for participants who did not meet the minimum requirements of age and service on that date. The employer contributions for medical and prescription drug benefits for participants retiring after March 1, 1989 were frozen effective January 1, 2010. Effective January 1, 2014, the Company no longer offers medical and life insurance coverage to new retirees.
In addition to the legacy benefit plans, outside of the U.S., a limited group of the Company's' employees are covered by defined benefit pension plans.
The Company uses December 31 as the year-end measurement date for all of its defined benefit pension plans and the postretirement benefit plan.
Accounting for Pension Benefit Plans and Postretirement Benefit Plan
The Company recognizes in its Consolidated Balance Sheets an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension plan and postretirement benefit plan. Actuarial gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic cost (benefit) are recognized, net of tax, as a component of other comprehensive income (loss).

The amounts included in Accumulated other comprehensive loss as of December 31, 2024 and 2023 were as follows:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2024	2023	2024	2023	2024	2023
Unrecognized actuarial (losses) gains	$(29)	$(31)	$(23)	$(26)	$4	$3
Unrecognized prior service credits	$—	$—	$21	$23	$1	$3
Net periodic cost (benefit)
The following tables provides the components of Net periodic cost (benefit) for Bausch + Lomb’s defined benefit pension plans and postretirement benefit plan for the years 2024, 2023 and 2022:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$1	$2	$1	$2	$2	$3	$—	$—	$—
Interest cost	8	9	5	4	4	3	1	1	1
Expected return on plan assets	(9)	(9)	(10)	(4)	(3)	(4)	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)	(2)	(2)	(2)
Amortization of net loss	1	1	—	—	—	1	—	—	—
Settlement loss recognized	—	—	1	—	1	8	—	—	—
Net periodic cost (benefit)	$1	$3	$(3)	$1	$3	$10	$(1)	$(1)	$(1)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2024 and 2023:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2024	2023	2024	2023	2024	2023
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$170	$172	$111	$102	$25	$27
Service cost	1	2	2	2	—	—
Interest cost	8	9	4	4	1	1
Settlements	—	—	(2)	(5)	—	—
Benefits paid	(15)	(16)	(5)	(3)	(2)	(3)
Actuarial (gain) losses	(3)	3	1	8	(1)	—
Currency translation adjustments	—	—	(8)	3	—	—
Projected benefit obligation, end of year	161	170	103	111	23	25
Change in Plan Assets
Fair value of plan assets, beginning of year	162	162	98	92	—	—
Actual return on plan assets	6	16	6	9	—	—
Company contributions	2	—	3	2	2	3
Settlements	—	—	(2)	(5)	—	—
Benefits paid	(15)	(16)	(5)	(3)	(2)	(3)
Currency translation adjustments	—	—	(6)	3	—	—
Fair value of plan assets, end of year	155	162	94	98	—	—
Funded Status at end of year	$(6)	$(8)	$(9)	$(13)	$(23)	$(25)
Recognized as:
Other non-current assets	$—	$—	$22	$20	$—	$—
Accrued and other current liabilities	$—	$—	$1	$2	$3	$3
Other non-current liabilities	$6	$8	$30	$31	$20	$22
Included in Settlement loss recognized and Settlements in the tables above are the costs and payments associated with the conversion of a portion of the Company's defined benefit plan in Ireland to a defined contribution plan.
A number of the Company's pension benefit plans were underfunded as of December 31, 2024 and 2023, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2024	2023	2024	2023
Projected benefit obligation	$161	$170	$35	$38
Accumulated benefit obligation	161	170	30	32
Fair value of plan assets	155	162	4	5
The Company's policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2025, the Company expects to contribute $0, $2 million and $3 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2025.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		U.S. Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2025	$14	$4	$3
2026	19	4	3
2027	18	4	3
2028	17	5	3
2029	16	5	2
2030 - 2034	65	28	9
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2024, 2023 and 2022 were as follows:

	Pension Benefit Plans			U.S. Postretirement Benefit Plan
	2024	2023	2022	2024	2023	2022
For Determining Net periodic cost (benefit)
U.S. Plans:
Discount rate	5.11%	5.41%	2.69%	5.08%	5.39%	2.57%
Expected rate of return on plan assets	6.00%	6.00%	4.50%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
Interest crediting rate	4.75%	4.75%	4.75%
Non-U.S. Plans:
Discount rate	3.60%	3.83%	1.44%
Expected rate of return on plan assets	4.37%	4.10%	2.70%
Rate of compensation increase	2.94%	2.92%	2.55%

	Pension Benefit Plans			U.S. Postretirement Benefit Plan

	2024	2023	2022	2024	2023	2022
For Determining Benefit Obligation
U.S. Plans:
Discount rate	5.53%	5.11%	5.41%	5.44%	5.08%	5.39%
Rate of compensation increase	—	—	—	—	—	—
Interest crediting rate	4.75%	4.75%	4.75%
Non-U.S. Plans:
Discount rate	3.47%	3.60%	3.83%
Rate of compensation increase	3.00%	2.94%	2.92%
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

The 2025 expected rate of return for the U.S. pension benefit plan will be 5.50%. The 2025 expected rate of return for the Ireland pension benefit plans will be 4.50%.
Pension Benefit Plans Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2024 and 2023:

	2024	2023
U.S. Plan
Cash and cash equivalents	1%	1%
Equity securities	29%	39%
Fixed income securities	70%	60%
Non-U.S. Plans
Cash and cash equivalents	12%	9%
Equity securities	25%	25%
Fixed income securities	15%	48%
Other	48%	18%
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
The table below presents total plan assets by investment category as of December 31, 2024 and 2023 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1, Level 2 or Level 3 during 2024 and 2023.

	Pension Benefit Plans - U.S. Plans
	December 31, 2024			December 31, 2023
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$1	$—	$1	$1	$—	$1
Commingled funds:
Equity securities:
U.S. broad market	—	24	24	—	34	34
Emerging markets	—	5	5	—	6	6
Worldwide developed markets	—	11	11	—	13	13
Other assets	—	6	6	—	10	10
Fixed income securities:
Investment grade	—	108	108	—	98	98
	$1	$154	$155	$1	$161	$162

	Pension Benefit Plans - Non-U.S. Plans
	December 31, 2024				December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$11	$—	$11	$—	$9	$—	$9
Commingled funds:
Equity securities:
Emerging markets	—	1	—	1	—	1	—	1
Developed markets	—	23	—	23	—	23	—	23
Fixed income securities:
Investment grade	—	1	—	1	—	2	—	2
Government bond funds	1	12	—	13	1	44	—	45
Other assets	—	32	13	45	—	5	13	18
	$1	$80	$13	$94	$1	$84	$13	$98
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short-term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 90% and 93% of the non-U.S. commingled funds in 2024 and 2023, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the sponsor matches a portion of the employee contributions. Prior to the B+L IPO, the Company participated in BHC sponsored defined contribution plans. The Company and BHC (prior to the B+L IPO) contributed $36 million, $34 million and $33 million to these plans during the years 2024, 2023 and 2022, respectively.
12.LEASES
Right-of-use assets and lease liabilities associated with the Company's operating leases are included in the Consolidated Balance Sheets as follows:

(in millions)	December 31, 2024	December 31, 2023
Right-of-use assets included in:
Other non-current assets	$151	$114
Lease liabilities included in:
Accrued and other current liabilities	$32	$27
Other non-current liabilities	120	87
Total lease liabilities	$152	$114
As of December 31, 2024 and 2023, the Company's finance leases were not material and for 2024 and 2023 sub-lease income and short-term lease expense were not material. Lease expense for 2024 and 2023 includes:

(in millions)	2024	2023
Operating lease costs	$46	$40
Variable operating lease costs	$10	$7

Other information related to operating leases for 2024 and 2023 is as follows:

(dollars in millions)	2024	2023
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$42	$38
Right-of-use assets obtained in exchange for new operating lease liabilities	$73	$24
Weighted-average remaining lease term	7.4 years	6.7 years
Weighted-average discount rate	7.5%	6.7%
As of December 31, 2024, future payments under noncancellable operating leases for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2025	$42
2026	35
2027	27
2028	21
2029	12
Thereafter	64
Total	201
Less: Imputed interest	49
Present value of remaining lease payments	152
Less: Current portion	32
Non-current portion	$120
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
Bausch + Lomb Corporation 2022 Omnibus Incentive Plan
Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (as amended and restated by the 2023 Plan Amendment and as further amended and restated by the 2024 Plan Amendment). A total of 28,000,000 common shares of Bausch + Lomb were originally authorized for issuance under the Plan. Effective April 24, 2023, Bausch + Lomb’s shareholders approved an amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by an additional 10,000,000 common shares, resulting in an aggregate 38,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan. At the Company’s annual meeting of shareholders held on May 29, 2024, Bausch + Lomb’s shareholders approved a further amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by an additional 14,000,000 common shares, resulting in an aggregate 52,000,000 common shares of Bausch + Lomb authorized for issuance under the Plan. The Plan provides for the grant of various types of awards, including RSUs, restricted stock, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.

Share-based awards granted to senior management align with the Company’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long-term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The stock options and RSUs also include awards granted in connection with the B+L IPO (the “IPO Founder Grants”), for which the time-based vesting conditions were linked to the completion of the Separation. The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return (“TSR”) (the “TSR PSUs”), (ii) attainment of certain performance targets that are based on the Company’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”) and (iii) outperformance of performance goals, based on the level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) relative TSR metric (if applicable) ("OPG PSU"). If the Company’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum.
The Talent and Compensation Committee of the Board of Directors approved a PSU award for a limited number of key senior leaders (the “Executives”) as of February 28, 2024, including each of the Company's current named executive officers (Brent Saunders, Sam Eldessouky, Bob Bailey, Yehia Hashad and Andrew Stewart) whose compensation is required to be disclosed pursuant to applicable U.S. securities laws. This OPG PSU award is designed to reward the Executives for achieving significant outperformance of performance goals that the Company believes would ultimately deliver substantial value to the Company's shareholders if achieved.
The OPG PSUs may be earned between 0% and 300% based on the level of achievement of: (i) a revenue metric (measured for fiscal year 2026) and (ii) a relative TSR metric (if applicable). Any OPG PSUs that are earned will vest on February 28, 2027, subject generally to the Executive’s continued employment through such date, except in limited circumstances set forth in the applicable award agreement.
During July 2024, the Talent and Compensation Committee of the Board of Directors approved certain amendments to: (i) the TSR performance metric of certain PSU awards, including the previously granted OPG PSU and (ii) the time-based vesting conditions of the IPO Founder Grants. The Company began accounting for these modifications during the quarter ended September 30, 2024. These modifications did not have a material impact on the Consolidated Financial Statements during the year 2024.
Approximately 20,700,000 common shares were available for future grants as of December 31, 2024. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for both the BHC Long-term Incentive Program and the Plan for the years 2024, 2023 and 2022 were as follows:

(in millions)	2024	2023	2022
Stock options	$10	$11	$4
PSUs/RSUs	82	63	52
Share-based compensation expense	$92	$74	$56

Research and development expenses	$5	$5	$6
Selling, general and administrative expenses	87	69	50
Share-based compensation expense	$92	$74	$56
In addition to share-based compensation expense attributable to employees that are specific to Bausch + Lomb's business, share-based compensation expense also includes $0, $0 and $6 million for the years 2024, 2023 and 2022 respectively, of allocated charges from BHC, based on revenues, related to BHC employees providing corporate services to Bausch + Lomb.
Stock Options
Stock options granted under the Plan generally expire on the tenth anniversary of the grant date. The exercise price of any stock option granted under the Plan will not be less than the closing price per common share on the date of grant. Stock options generally vest 33% each year over a three-year period, on the anniversary of the date of grant.

The fair values of all stock options granted under the Plan for the years 2024, 2023 and 2022 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2024	2023	2022
Expected stock option life (years)	3.0	3.0	3.0
Expected volatility	35.1%	35.3%	31.5%
Risk-free interest rate	4.5%	4.6%	3.1%
Expected dividend yield	—%	—%	—%
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
The following table summarizes stock option activity under the Plan during 2024:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	8.0	$18.07
Granted	1.3	$16.96
Exercised	—	$17.96
Expired or forfeited	(0.3)	$17.99
Outstanding, December 31, 2024	9.0	$17.90	6.9	$2.3
Vested and expected to vest, December 31, 2024	8.4	$17.90	6.3	$2.1
Vested and exercisable, December 31, 2024	1.1	$18.15	7.3	$0.1
The weighted-average fair values of stock options granted to Bausch + Lomb employees in 2024, 2023 and 2022 were $4.94, $5.33 and $3.84, respectively. The stock options exercised in 2024 were not material. There were no stock options exercised in 2023 and 2022.
As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $17 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. The total fair value of stock options that vested during 2024 and 2023 was $6 million and $5 million, respectively. There were no stock options that vested during 2022.
Time-Based RSUs
RSUs under the Plan generally vest 33% a year over a three-year period with the exception of the RSUs granted pursuant to the IPO Founder Grants and the RSUs granted to the Company's Chief Executive Officer in connection with his appointment, which vest in two equal installments, such that 50% vest on the second anniversary and 50% vest on the third anniversary of the grant date. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on the Bausch + Lomb’s common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.
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
The following table summarizes non-vested RSU activity under the Plan during 2024:

(in millions, except per share amounts)	Restricted Stock Units (RSUs)	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2024	5.3	$17.25
Granted	3.7	$16.80
Vested	(2.4)	$17.50
Forfeited	(0.4)	$17.21
Non-vested, December 31, 2024	6.2	$16.89
As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested RSUs amounted to $60 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years. The total fair value of RSUs vested in 2024 and 2023 was $41 million and $27 million, respectively. The total fair value of RSUs vested in 2022 was not material.
Performance-Based RSUs
Each vested PSU represents the right of a holder to receive a number of the Company's common shares up to a specified maximum. The performance-based PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return, (ii) attainment of certain performance targets that are based on the Company’s Organic Revenue Growth and (iii) level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) a relative TSR metric (if applicable). If the Company's performance is below a specified performance level, no common shares will be paid. The maximum level of achievement of the performance goals is 200% - 300% of the target.
The fair value of the TSR PSUs granted during 2024 and 2023 and the OPG PSUs granted during 2024 were estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the Organic Revenue Growth PSUs is estimated based on the trading price of the Company’s common shares on the date of grant. Expense recognized for the Organic Revenue Growth PSUs in each reporting period reflects the Company’s latest estimate of Organic Revenue Growth in determining the number of PSUs that are expected to vest. Expense recognized for the OPG PSUs in each reporting period reflects the latest probability of the Company achieving certain revenue targets in determining the number of PSUs that are expected to vest. If the Organic Revenue Growth PSUs do not ultimately vest due to the Organic Revenue Growth not being met and/or the OPG PSUs do not ultimately vest due to certain revenue targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
There were no TSR PSUs granted in 2022. The fair values of TSR PSUs granted during 2024 and 2023 were estimated with the following assumptions:

	2024	2023
Contractual term (years)	3.0	3.6
Expected volatility	35.1%	35.4%
Risk-free interest rate	4.5%	4.5%
The expected volatility was determined based on implied and historical volatility of Bausch + Lomb’s selected peer companies. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual term of the TSR PSU.
The following table summarizes the performance-based PSU activity during 2024:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2024	1.2	$26.82
Granted	3.0	$18.15
Vested	—	$—
Forfeited	(0.1)	$18.14
Non-vested, December 31, 2024	4.1	$20.61
During 2024, the Company granted approximately 3,000,000 performance-based RSUs, consisting of: (i) approximately 1,800,000 OPG PSUs with a weighted-average grant date fair value of $17.20 per RSU, (ii) approximately 800,000 TSR PSUs with an average grant date fair value of $21.21 per RSU and (iii) approximately 400,000 Organic Revenue Growth PSUs with a weighted-average grant date fair value of $16.09 per RSU.
As of December 31, 2024, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $60 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.1 years. A maximum of approximately 10,800,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2024. There were no performance-based RSUs that vested during 2024 and 2023.
In addition, while Bausch + Lomb did not grant performance-based RSUs during 2022, certain Bausch + Lomb employees continued to participate in BHC’s performance-based RSUs granted prior to May 5, 2022. As of December 31, 2024, the total remaining unrecognized compensation expense related to BHC non-vested performance-based RSUs was $0.
14.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	December 31, 2024	December 31, 2023
Foreign currency translation adjustment	$(1,358)	$(1,217)
Pension adjustment, net of tax	(27)	(28)
	$(1,385)	$(1,245)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.
15.OTHER EXPENSE, NET
Other expense, net for the years 2024, 2023 and 2022 consist of:

(in millions)	2024	2023	2022
Asset impairments	$5	$—	$1
Restructuring, integration and separation costs	26	44	14
Gain on sale of assets	(5)	—	—
Litigation and other matters	5	3	1
Acquired in-process research and development costs	18	—	1
Acquisition-related costs	4	25	1
Acquisition-related contingent consideration	(9)	2	(5)
Other expense, net	$44	$74	$13

The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring and integration costs for the years 2024, 2023 and 2022 were $24 million, $43 million and, $5 million, respectively, and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
The Company has been launching certain initiatives that may result in certain changes to, and investment in, its organizational structure and operations. The Company refers to the charges related to these initiatives as "Business Transformation Costs". These costs are recorded in SG&A in the audited Consolidated Statements of Operations and include third-party advisory costs, as well as certain compensation-related costs associated with changes in the Company's executive officers, such as severance-related costs associated with the departure of the Company's former executives and the costs associated with the appointment of the Company's new executives. Further, the Company continues to evaluate opportunities to improve its operating performance and may initiate cost savings programs to streamline its operations and eliminate redundant processes and expenses. These cost savings programs may include, but are not limited to: (i) reducing headcount, (ii) eliminating real estate costs associated with unused or under-utilized facilities and (iii) implementing contribution margin improvement and other cost reduction initiatives. Although a specific plan does not exist at this time, the Company may identify and take additional exit and cost-rationalization restructuring actions in the future, the costs of which could be material.
16.INCOME TAXES
The components of (Loss) income before provision for income taxes for 2024, 2023 and 2022 consist of:

(in millions)	2024	2023	2022
Domestic	$(159)	$(194)	$(59)
Foreign	(75)	28	132
	$(234)	$(166)	$73
The components of Provision for income taxes for 2024, 2023 and 2022 consist of:

(in millions)	2024	2023	2022
Current:
Domestic	$(1)	$—	$(3)
Foreign	(74)	(71)	(68)
	(75)	(71)	(71)
Deferred:
Domestic	(1)	(20)	1
Foreign	5	9	12
	4	(11)	13
	$(71)	$(82)	$(58)

As a Canadian domiciled company, the Provision for income taxes differs from the expected amount calculated by applying the Company's Canadian statutory federal plus provincial rate of 26.5% to Income (Loss) before income taxes for 2024, 2023 and 2022 as follows:

(in millions)	2024	2023	2022
(Loss) income before provision for income taxes	$(234)	$(166)	$73
Provision for income taxes
Expected provision for income taxes at Canadian statutory rate	$62	$44	$(19)
Adjustments to tax attributes	2	1	(1)
Non-deductible amount of share-based compensation	(10)	(7)	(8)
Change in valuation allowance	(44)	(42)	3
Change in uncertain tax positions	1	2	5
Withholding tax	(7)	(5)	(6)
Return to provision	5	(1)	1
Foreign tax rate differences	(74)	(57)	(34)
Foreign exchange impact on USD denominated debt in Canada	25	—	(4)
Disallowed interest	(28)	(14)	—
Other	(3)	(3)	5
	$(71)	$(82)	$(58)
Deferred tax assets and liabilities consist of:

(in millions)	December 31, 2024	December 31, 2023
Deferred tax assets:
Tax loss and credit carryforwards	$923	$834
Intangible assets	25	122
Provisions	145	177
Share-based compensation	15	11
Leases	14	13
Other	45	18
Total deferred tax assets	1,167	1,175
Less valuation allowance	(179)	(150)
Net deferred tax assets	988	1,025
Deferred tax liabilities:
Plant, equipment and technology	64	74
Leases and Right of Use Assets	14	12
Outside basis differences	38	32
Total deferred tax liabilities	116	118
Net deferred tax asset	$872	$907

The following table presents a reconciliation of the deferred tax asset valuation allowance for 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Balance, beginning of year	$150	$54	$17
Charged to Benefit from income taxes	30	42	(3)
Other	(1)	54	40
Balance, end of year	$179	$150	$54
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. The valuation allowance increased by $29 million during 2024 primarily due to the losses incurred during the year in jurisdictions for which the Company has established a full valuation allowance.
As of December 31, 2024 the Company had accumulated taxable losses available to offset future years' federal taxable income in the U.S. of approximately $89 million and expire from 2025 to 2035. These taxable losses are subject to annual loss limitations as a result of previous ownership changes. As of December 31, 2024, the Company U.S. research and development credits available to offset future years’ federal income taxes in the U.S. were approximately $7 million, which includes acquired research and development credits and which expire in years 2025 through 2043. As of December 31, 2024 the Company had accumulated taxable losses available to offset future years taxable income in Ireland of approximately $5,841 million. These taxable losses do not expire.
The Company provides for withholding tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated. The Company provides for withholding tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated. As of December 31, 2024, the Company estimates that there will be no tax liability attributable to unremitted earnings of its U.S. subsidiaries. However, future distributions could be subject to U.S. withholding tax.
As of December 31, 2024, unrecognized tax benefits (including interest and penalties) were $64 million, of which $56 million would affect the effective income tax rate if recognized.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2024 and 2023, accrued interest and penalties related to unrecognized tax benefits were approximately $9 million and $9 million, respectively. In 2024, the Company did not recognize a net change in interest and penalties. In 2023, the Company did not recognize a net change in interest and penalties. In 2022, the Company recognized a net increase of approximately $3 million of interest and penalties.
The Company and one or more of its subsidiaries file federal income tax returns in Canada, the U.S. and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2006 to 2024, with significant taxing jurisdictions listed in the table below, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.
The Company’s subsidiaries in Germany are under audit for tax years 2014 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority for the 2014 through 2016 period that would disallow certain transfer pricing adjustments. The Company contested this alleged tax deficiency through the appropriate appeals process, and reached a preliminary settlement with the German taxing authority during the year ended December 31, 2024. The preliminary settlement resulted in the accrual of an immaterial tax cost and will close out the 2014 to 2016 audit period once the preliminary settlement is finalized. The Company continues to believe this liability will be indemnified by BHC pursuant to the Tax Matters Agreement.

Jurisdiction:	Open Years
United States - Federal	2015 - 2023
Canada	2021 - 2023
Germany	2014 - 2023
France	2013 - 2015, 2022 - 2023
Ireland	2021 - 2023
China	2014 - 2023
The following table presents a reconciliation of the unrecognized tax benefits for 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Balance, beginning of year	$68	$70	$74
Additions based on tax positions related to the current year	—	—	8
Additions for tax positions of prior years	2	3	1
Reductions for tax positions of prior years	(4)	(1)	(11)
Lapse of statute of limitations	(2)	(4)	(2)
Balance, end of year	$64	$68	$70
The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits at December 31, 2024 could decrease by $1 million in the next 12 months as a result of the resolution of certain tax audits and other events.
17.EARNINGS PER SHARE
On April 28, 2022, Bausch + Lomb effected a share consolidation as a result of which it had 350,000,000 issued and outstanding common shares. These common shares are treated as issued and outstanding at January 1, 2022 for purposes of calculating Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation.
(Loss) income per share attributable to Bausch + Lomb Corporation for 2024, 2023 and 2022 were calculated as follows:

(in millions, except per share amounts)	2024	2023	2022
Net (loss) income attributable to Bausch + Lomb Corporation	$(317)	$(260)	$6
Basic weighted-average common shares outstanding	351.8	350.5	350.0
Diluted effect of stock options and RSUs	—	—	0.2
Diluted weighted-average common shares outstanding	$351.8	$350.5	$350.2
(Loss) earnings per share attributable to Bausch + Lomb Corporation
Basic	$(0.90)	$(0.74)	$0.02
Diluted	$(0.90)	$(0.74)	$0.02
There were no dilutive equity instruments or equity awards outstanding prior to the B+L IPO.
In 2024 and 2023, all potential common shares issuable for RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 2,163,000 and 1,539,000 common shares, respectively.
In 2024 and 2023, RSUs, PSUs and stock options to purchase approximately 11,290,000 and 5,305,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. In 2024, an additional 750,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met. In 2023, an additional 4,041,000 IPO Founders Grants in the form of stock options and RSUs, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 750,000 PSUs, were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.

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
18.SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years 2024, 2023 and 2022 are as follows:

(in millions)	2024	2023	2022
Other Payments
Interest paid (Note 3)	$415	$238	$132
Income taxes paid	$91	$64	$83
Interest paid during 2022 includes $47 million of interest attributed to the BHC Purchase Debt. Refer to Note 3, “RELATED PARTIES” for further detail regarding the BHC Purchase Debt.
19.LEGAL PROCEEDINGS
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2024, Bausch + Lomb’s Consolidated Balance Sheets includes accrued current loss contingencies of $7 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market price or value of its common shares and/or debt securities to decline.
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
In December 2023, LTL changed its name to LLT Management LLC (“LLT”). In June and July 2024, LLT solicited votes for a new “pre-packaged” Chapter 11 plan, and after the reported successful solicitation of votes to commence the planned bankruptcy, LLT and certain affiliates underwent another corporate restructuring that resulted in two entities, Red River Talc LLC (“Red River”) and Pecos River Talc LLC (“Pecos River”), assuming the talc liabilities of LLT. On September 20, 2024, Red River filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas (the “Texas Bankruptcy Court”), seeking to resolve all ovarian cancer-related talc claims. On October 21, 2024, the Texas Bankruptcy Court agreed to enter a temporary restraining order and preliminary injunction staying all ovarian cancer-related talc claims at least through December 2024, which it has since extended through March 15, 2025. On December 9, 2024, Red River filed a Second Amended Chapter 11 plan incorporating the settlement with the Talc Claimants’ Committee. A hearing on confirmation of the plan and any objections thereto began on February 18, 2025. Johnson & Johnson has reported that the entity Pecos River will be responsible for resolving all non-ovarian cancer-related talc claims outside of bankruptcy.

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
On July 14, 2022, LTL filed an adversary proceeding in the Bankruptcy Court (Case No. 21-30589, Adv. Pro. No. 22-01231) against the State of New Mexico ex rel. Hector H. Balderas, Attorney General, and obtained an injunction from the Bankruptcy Court barring the New Mexico Attorney General from continuing to prosecute the action while the bankruptcy case was pending. Because the Bankruptcy Court has ultimately dismissed both LTL’s first and second bankruptcy cases and because a stay was not revived during the newest bankruptcy case of Red River Talc LLC (successor to LTL), filed on September 20, 2024, this suit has returned to its status quo prior to LTL’s filing.
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas’ motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021.The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, Bausch Health Americas filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health America’s motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and Bausch Health Americas filed its reply brief on September 13, 2024. The Appellate Division heard oral argument on November 7, 2024. On December 5, 2024, the Appellate Division denied Bausch Health Americas’ appeal as to Doctors Allergy’s second cause of action (breach of contract) and Bausch Health Americas’ counterclaims, but it granted the appeal as to Doctors Allergy’s third cause of action (breach of the implied duty of good faith and fair dealing) and dismissed that claim. On December 13, 2024, the Appellate Division remitted this action back to the trial court. An initial pretrial conference has been scheduled for April 8, 2025. No trial date has been set. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
Intellectual Property Matters
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch & Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 20 named defendants in 17 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. Fourteen of these proceedings were subsequently settled; two resulted in a default. As of the date of this filing, there is one ongoing action: Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.) (the “SBH matter”). In the SBH matter, cross-motions for summary judgment are pending and a jury trial is scheduled to begin on April 21, 2025. Bausch + Lomb remains confident in the strength of these patents and B&L Inc. will continue to vigorously pursue this matter and defend its intellectual property.
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
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of U.S. Patent Nos. 11,596,600 and 11,833,245 and the PTAB instituted both petitions. The IPRs are ongoing.
The lawsuit against DRL in the District of New Jersey is currently stayed (with an appeal of the Order granting the stay pending). Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, the Company has commenced ongoing infringement proceedings against potential generic competitors in the U.S. In connection with Vyzulta®, one matter has been resolved and dismissed, and another matter is ongoing in the District of New Jersey and is in the fact-discovery stage. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the parties await a decision; another matter was recently filed in the District of New Jersey, and the complaint has not yet been served.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since January 1, 2024 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company's future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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

20.COMMITMENTS AND CONTINGENCIES
The Company has commitments related to capital expenditures of approximately $182 million as of December 31, 2024.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. As of December 31, 2024, the Company believes it is reasonably possible that it may potentially make milestone and license fee payments, including sales-based milestone payments, of approximately $98 million over time, in the aggregate, to third parties for products currently under development or being marketed, primarily consisting of the following:
•Under the terms of a December 2019 agreement with Novaliq GmbH, the Company has acquired an exclusive license for the commercialization and development in the U.S. and Canada of MIEBO® (perfluorohexyloctane), formerly known as NOV03, for the treatment of the signs and symptoms of dry eye disease and may be required to make sales-based milestone payments. The Company believes it is reasonably possible that these future sales-based payments over time may approximate $88 million, in the aggregate.
Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain. As of December 31, 2024, no accruals related to the aforementioned agreements exist because the milestone targets are not yet probable of being achieved.
Indemnification Provisions
In the normal course of operations, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods and other conditions and limits. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law and the Company has entered into indemnification agreements with its directors and certain officers with respect to such matters. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters. As of December 31, 2024 and 2023, no material amounts were accrued for the Company obligations under these indemnification provisions.
21.SEGMENT INFORMATION
Reportable Segments
The Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, manages the business through three operating segments, consistent with how the Company’s Chief Executive Officer: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. The Company operates in the following operating segments, which also qualify as reportable segments: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical. These segments are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services.
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
The Company’s Chief Operating Decision Maker uses segment profit to assess operating performance and make resource allocation decisions for each of its segments. Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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
Segment Revenues and Profit
Segment revenues and profits for the years 2024, 2023 and 2022 were as follows:

	Vision Care			Pharmaceuticals			Surgical			Total
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Revenues
Product Sales	$2,731	$2,535	$2,362	$1,206	$834	$678	$837	$762	$706	$4,774	$4,131	$3,746
Other Revenues	8	8	7	3	2	3	6	5	12	17	15	22
	2,739	2,543	2,369	1,209	836	681	843	767	718	4,791	4,146	3,768

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	1,002	954	892	374	252	217	492	434	402
Cost of other revenues	1	1	1	3	1	2	—	—	5
Selling, general and administrative	882	832	784	543	322	230	265	248	231
Research and development	46	67	56	33	20	29	42	35	38
Segment Profit	$808	$689	$636	$256	$241	$203	$44	$50	$42	1,108	980	881
Corporate										(614)	(536)	(417)
Amortization of intangible assets										(288)	(240)	(244)
Other expense, net										(44)	(74)	(13)
Operating income										162	130	207
Interest income										15	15	6
Interest expense (Note 3)										(399)	(283)	(146)
Foreign exchange and other										(12)	(28)	6
(Loss) income before provision for income taxes										$(234)	$(166)	$73
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care			Pharmaceuticals			Surgical			Total
(in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Pharmaceuticals	$4	$4	$4	$965	$614	$464	$—	$—	$—	$969	$618	$468
Devices	963	888	866	—	—	—	837	762	706	1,800	1,650	1,572
OTC	1,724	1,611	1,461	—	—	—	—	—	—	1,724	1,611	1,461
Branded and Other Generics	40	32	31	241	220	214	—	—	—	281	252	245
Other revenues	8	8	7	3	2	3	6	5	12	17	15	22
	$2,739	$2,543	$2,369	$1,209	$836	$681	$843	$767	$718	$4,791	$4,146	$3,768

The top ten products/franchises represented 55%, 54% and 53% of total revenues for the years 2024, 2023 and 2022, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer for the years 2024, 2023 and 2022 and were as follows:

(in millions)	2024	2023	2022
U.S. and Puerto Rico	$2,413	$1,934	$1,695
China	358	344	343
France	227	210	195
Japan	180	187	192
Germany	152	147	138
United Kingdom	132	121	108
Canada	127	110	101
Russia	120	106	132
Spain	92	85	77
Italy	91	82	72
Mexico	75	68	55
Poland	65	51	44
Other	759	701	616
	$4,791	$4,146	$3,768
Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location as of December 31, 2024 and 2023 and were as follows:

(in millions)	2024	2023
U.S. and Puerto Rico	$798	$666
Ireland	424	394
Germany	104	98
Other	159	232
	$1,485	$1,390
Major Customers
Major customers that accounted for 10% or more of total revenues were as follows:

2024
McKesson Corporation	10%
Cardinal Health, Inc.	10%
For the years 2023 and 2022, no individual customer accounted for 10% or more of total revenues.