Form 10-Q
period 2025-03-31
Bausch & Lomb Corp
filed 2025-04-30
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 353,396,650 shares outstanding as of April 23, 2025.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Form 10-Q”) to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2025.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected Research and Development ("R&D") and marketing spend; our expected primary cash and working capital requirements for the remainder of 2025 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the recent voluntary recall of certain of our enVista IOL (as defined below) products, the expected impact of such recall on our business and the anticipated timing of market re-entry and return to full market supply in the U.S. and other countries; the expected impact of the tariffs imposed by the U.S. and counter-tariffs or other retaliatory measures imposed on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments; the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement, as amended (the “Amended Credit Agreement”) and in the indenture governing our October 2028 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the ongoing conflicts between Russia and Ukraine and in the Middle East involving Israel, Hamas and other countries and militant groups in the region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•factors associated with the recent voluntary recall of certain of our enVista IOL products, including the timing of market reentry and return to full market supply, the success of the enhanced inspection protocols and more explicit standards for third party suppliers we have implemented for IOLs and any additional actions that may be taken by the company and/or applicable regulatory authorities with respect to the recall or as part of the return to market of these products;
•risks associated with the imposition of and adverse changes to the U.S. duty, tariff and other trading policies, and the counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries, which are expected to increase our manufacturing, distribution and other operational costs due to the higher duties and tariffs and the increased economic risks and uncertainties to the global economy as a result of such tariffs and counter-tariffs and the potential trade wars and global supply chain issues that may be triggered by the tariff changes and changes in consumer habits as a result;
•risks associated with the potential actions the Company may take in response to such tariffs, counter-tariffs and other trade restrictions in order to help mitigate their impact on the Company and its business, results of operations and financial condition, including the risk that such potential actions may not be successful in mitigating the impact in the manner anticipated or at all and the costs and other risks that may be incurred in taking such actions. There can be no assurance that any such actions will be successful in mitigating the impact of the applicable tariffs, counter-tariffs or other trade restrictions;
•trade conflicts, including current and future trade disputes between the United States and other countries, including China and Canada;
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
•the risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined below), the expected timing of completion of the Separation and its manner and terms (including that it may be consummated as a Distribution (as defined below), a Sale Transaction (as defined below) or another type of transaction), the expectation that if the Separation is to be effected through the Distribution, it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors (including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC (including in connection with a foreclosure on the common shares that are or may be pledged as collateral for certain of BHC's debt), that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution and/or a Sale Transaction, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the

Separation, Distribution and/ or a Sale Transaction will occur at all, or that any such transactions will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•our ability to comply with, or if necessary, obtain a waiver or amendment of, the financial and other covenants contained in our Amended Credit Agreement, the indenture governing our October 2028 Secured Notes and other current or future debt agreements, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the revolving credit facility under our Amended Credit Agreement (the “Revolving Credit Facility”) and restrictions on our ability to make certain investments and other restricted payments;
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
v

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

•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 19, 2025 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$202	$305
Restricted cash	13	11
Trade receivables, net	1,007	1,026
Inventories, net	1,031	1,036
Prepaid expenses and other current assets (Note 4)	441	410
Total current assets	2,694	2,788
Property, plant and equipment, net	1,581	1,485
Intangible assets, net	3,427	3,494
Goodwill	4,567	4,523
Deferred tax assets, net	864	885
Other non-current assets (Note 4)	295	294
Total assets	$13,428	$13,469
Liabilities
Current liabilities:
Accounts payable (Note 4)	$427	$389
Accrued and other current liabilities	1,259	1,309
Current portion of long-term debt	40	40
Total current liabilities	1,726	1,738
Deferred tax liabilities, net	13	13
Other non-current liabilities	467	430
Long-term debt	4,789	4,744
Total liabilities	6,995	6,925
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, unlimited shares authorized, 353,364,741 and 352,402,374 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	8,448	8,429
Accumulated deficit	(783)	(571)
Accumulated other comprehensive loss	(1,304)	(1,385)
Total Bausch + Lomb Corporation shareholders’ equity	6,361	6,473
Noncontrolling interest	72	71
Total equity	6,433	6,544
Total liabilities and equity	$13,428	$13,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Product sales	$1,133	$1,094
Other revenues	4	5
	1,137	1,099
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	481	423
Cost of other revenues	1	1
Selling, general and administrative (Note 4)	563	504
Research and development	86	82
Amortization of intangible assets	67	74
Other expense, net	22	9
	1,220	1,093
Operating (loss) income	(83)	6
Interest income	3	3
Interest expense	(94)	(99)
Foreign exchange and other	(6)	—
Loss before provision for income taxes	(180)	(90)
Provision for income taxes	(31)	(73)
Net loss	(211)	(163)
Net income attributable to noncontrolling interest	(1)	(4)
Net loss attributable to Bausch + Lomb Corporation	$(212)	$(167)

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(0.60)	$(0.48)

Basic weighted-average common shares	352.8	351.1

Diluted weighted-average common shares	352.8	351.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(211)	$(163)
Other comprehensive loss
Foreign currency translation adjustment	81	(41)
Pension and postretirement benefit plan adjustments, net of income taxes	—	(1)
Other comprehensive income (loss)	81	(42)
Comprehensive loss	(130)	(205)
Comprehensive income attributable to noncontrolling interest	(1)	—
Comprehensive loss attributable to Bausch + Lomb Corporation	$(131)	$(205)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended March 31, 2025
Balances, January 1, 2025	352.4	$—	$8,429	$(571)	$(1,385)	$6,473	$71	$6,544
Common shares issued under share-based compensation plans	1.0	—	—	—	—	—	—	—
Share-based compensation	—	—	28	—	—	28	—	28
Employee withholding taxes related to share-based awards	—	—	(9)	—	—	(9)	—	(9)
Net (loss) income	—	—	—	(212)	—	(212)	1	(211)
Other comprehensive income	—	—	—	—	81	81	—	81
Balances, March 31, 2025	353.4	$—	$8,448	$(783)	$(1,304)	$6,361	$72	$6,433

	Three Months Ended March 31, 2024
Balances, January 1, 2024	350.9	$—	$8,349	$(254)	$(1,245)	$6,850	$70	$6,920
Common shares issued under share-based compensation plans	0.5	—	—	—	—	—	—	—
Share-based compensation	—	—	19	—	—	19	—	19
Employee withholding taxes related to share-based awards	—	—	(5)	—	—	(5)	—	(5)
Net (loss) income	—	—	—	(167)	—	(167)	4	(163)
Other comprehensive loss	—	—	—	—	(38)	(38)	(4)	(42)
Balances, March 31, 2024	351.4	$—	$8,363	$(421)	$(1,283)	$6,659	$70	$6,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(211)	$(163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	106	110
Amortization and write-off of debt premiums, discounts and issuance costs	5	5
Allowances for losses on trade receivables and inventories	19	6
Deferred income taxes	18	44
Gain on sale of assets	—	(4)
Share-based compensation	28	19
Foreign exchange gain	2	(1)
Gain excluded from hedge effectiveness	(3)	(3)
Amortization of interim contract and inventory step-up resulting from acquisitions	22	20
Other	(11)	(3)
Changes in operating assets and liabilities:
Trade receivables	46	(92)
Inventories	(12)	(86)
Prepaid expenses and other current assets	(11)	119
Accounts payable, accrued and other liabilities	(23)	70
Net cash (used in) provided by operating activities	(25)	41
Cash Flows From Investing Activities
Acquisitions and other investments	(12)	(1)
Purchases of property, plant and equipment	(110)	(67)
Purchases of marketable securities	(4)	(2)
Proceeds from sale of marketable securities	4	6
Proceeds from sale of assets and businesses, net of costs to sell	—	1
Interest settlements from cross-currency swaps	6	6
Net cash used in investing activities	(116)	(57)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	50	75
Repayments of debt	(10)	(58)
Payment of employee withholding taxes related to share-based awards	(9)	(5)
Net cash provided by financing activities	31	12
Effect of exchange rate changes on cash and cash equivalents and restricted cash	9	(5)
Net decrease in cash and cash equivalents and restricted cash	(101)	(9)
Cash and cash equivalents and restricted cash, beginning of period	316	334
Cash and cash equivalents and restricted cash, end of period	$215	$325

Non-cash Investing and Financing Activities
Accrued purchases of property, plant and equipment	$52	$52
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC directly or indirectly holding 310,449,643 Bausch + Lomb common shares, which represents approximately 88% of the issued and outstanding common shares of Bausch + Lomb, as of April 23, 2025. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022.
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

2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited financial statements for all periods presented are referred to as “Condensed Consolidated Financial Statements”, and have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations for reporting on Form 10-Q, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, certain information and disclosures required by U.S. GAAP for complete Consolidated Financial Statements are not included herein. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 19, 2025. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2024. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three months ended March 31, 2025.
Recently Issued Accounting Standards, Not Adopted as of March 31, 2025
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2025. Early adoption is permitted and may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2025	$120	$88	$497	$74	$26	$805
Current period provision	106	11	445	146	25	733
Payments and credits	(115)	(20)	(467)	(156)	(29)	(787)
Reserve balance, March 31, 2025	$111	$79	$475	$64	$22	$751
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $34 million and $32 million as of March 31, 2025 and January 1, 2025, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, included in Payments and credits in the table above, are payments made, or to be made, by Novartis, on behalf of the Company for Rebates, in accordance with the agreements associated with the 2023 acquisition of XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets (the “XIIDRA Acquisition”).

	Three Months Ended March 31, 2024
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2024	$141	$66	$226	$67	$18	$518
Current period provision	99	24	333	160	17	633
Payments and credits	(109)	(19)	(213)	(153)	(8)	(502)
Reserve balance, March 31, 2024	$131	$71	$346	$74	$27	$649
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $33 million and $35 million as of March 31, 2024 and January 1, 2024, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2024, included in Payments and credits in the table above, are payments made, or to be made, by Novartis, on behalf of the Company, in accordance with the agreements associated with the XIIDRA Acquisition in September 2023.
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
The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Balance, beginning of period	$18	$21
Provision	—	—
Write-offs	(1)	—
Foreign exchange and other	—	—
Balance, end of period	$17	$21
4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of April 23, 2025, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $12 million and $5 million as of March 31, 2025 and December 31, 2024, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $23 million and $25 million as of March 31, 2025 and December 31, 2024, respectively, of which $16 million and $6 million are included within Prepaid expenses and other current assets and $7 million and $19 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
Separation Agreement with BHC
In connection with the completion of the B+L IPO, the Company entered into a Master Separation Agreement (the “MSA”), that, together with the other agreements summarized herein, govern the relationship between BHC and the Company following the completion of the B+L IPO.
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
Charges incurred related to the above agreements were $2 million and $1 million for the three months ended March 31, 2025 and 2024, respectively, and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations.
5.ACQUISITIONS
2025 Acquisitions
Acquisition of Whitecap Biosciences
On January 3, 2025, the Company, through its affiliate, acquired Whitecap Biosciences, LLC, ("Whitecap Biosciences") for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand the Company's clinical-stage pipeline, as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. The Company accounted for the transaction as an asset acquisition and during the three months ended March 31, 2025, the Company expensed the upfront payment of approximately $28 million as acquired in-process research development costs, as included within Other expense on the Condensed Consolidated Statements of Operations.
2024 Acquisitions
Acquisition of Elios Vision

On December 10, 2024, the Company, through its affiliate, acquired Elios Vision, Inc. ("Elios Vision"), who was the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. The Company consummated the acquisition for: (i) a cash payment of approximately $99 million and (ii) potential future milestone obligations. This acquisition is expected to bolster the Company's glaucoma treatment portfolio. The acquisition of Elios Vision has been accounted for as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed are included within the Company's Surgical segment.
As of the acquisition date, the potential future milestone obligations, included as part of the aggregate purchase consideration, were recognized as a contingent consideration liability of $89 million, of which $11 million was recorded as a current liability. The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities. In addition, as of the acquisition date, the Company allocated the aggregate purchase consideration of $188 million based on estimated fair values, which included recording $177 million of identifiable intangible assets, $16 million of other net liabilities and $27 million of goodwill. See Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS” in the Annual Report for additional information regarding the Elios Vision acquisition, including further detail regarding the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as part of the Elios Vision acquisition, has not yet been finalized as of March 31, 2025. The areas that could be subject to change primarily relate to income tax matters. The Company will finalize these amounts no later than one year from the acquisition date.
Acquisition of Trukera Medical
On July 19, 2024, the Company, through an affiliate, acquired TearLab Corporation, d/b/a Trukera Medical ("Trukera Medical") from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition is expected to expand the Company's presence in the dry eye market. The acquisition of Trukera Medical has been accounted for as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed are included within the Company's Surgical segment. As of the acquisition date, the Company allocated the aggregate purchase consideration of approximately $24 million based on estimated fair values, which included recording $16 million of identifiable intangible assets, $6 million of other net assets and $2 million of goodwill. See Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS” in the Annual Report for additional information regarding the Trukera Medical acquisition, including further detail regarding the assets acquired and liabilities assumed.
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

	March 31, 2025				December 31, 2024
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17	$7	$10	$—	$60	$50	$10	$—
Foreign currency exchange contracts	$1	$—	$1	$—	$7	$—	$7	$—
Liabilities:
Acquisition-related contingent consideration	$114	$—	$—	$114	$123	$—	$—	$123
Foreign currency exchange contracts	$1	$—	$1	$—	$3	$—	$3	$—
Cross-currency swaps	$73	$—	$73	$—	$34	$—	$34	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the three months ended March 31, 2025 and 2024.
Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of March 31, 2025, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company's cross-currency swaps as included in the Condensed Consolidated Balance Sheets are as follows:

(in millions)	March 31, 2025	December 31, 2024
Other non-current liabilities	$76	$40
Prepaid expenses and other current assets	$3	$6
Net fair value	$73	$34
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
(Loss) gain recognized in Other comprehensive loss	$(36)	$20
Gain excluded from assessment of hedge effectiveness	$3	$3
Location of gain of excluded component	Interest expense
No portion of the cross-currency swaps were ineffective for the three months ended March 31, 2025 and 2024. The Company received $6 million in interest settlements for each of the three months ended March 31, 2025 and 2024, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of March 31, 2025, these contracts had an aggregate notional amount of $308 million.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 are as follows:

(in millions)	March 31, 2025	December 31, 2024
Accrued and other current liabilities	$(1)	$(3)
Prepaid expenses and other current assets	$1	$7
Net fair value	$—	$4
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
(Loss) gain related to changes in fair value	$(4)	$3
(Loss) gain related to settlements	$(4)	$1
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2025, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 8% to 28%, and a weighted average risk-adjusted discount rate of 9%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at March 31, 2025.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

(in millions)	2025		2024
Balance, as of January 1,		$123		$44
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$4		$1
Fair value adjustments due to changes in estimates of future payments	(13)		—
Acquisition-related contingent consideration adjustments		(9)		1
Additions (Note 5)		—		—
Payments/Settlements		—		—
Balance, as of March 31,		114		45
Current portion included in Accrued and other current liabilities		6		5
Non-current portion		$108		$40
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2025 and December 31, 2024 was $4,912 million and $4,898 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	March 31, 2025	December 31, 2024
Raw materials	$255	$262
Work in process	99	99
Finished goods	677	675
	$1,031	$1,036
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,402	$(2,887)	$1,515	$4,373	$(2,799)	$1,574
Corporate brands	102	(20)	82	102	(18)	84
Product rights/patents	995	(977)	18	993	(970)	23
Other	79	(65)	14	79	(64)	15
Total finite-lived intangible assets	5,578	(3,949)	1,629	5,547	(3,851)	1,696
Acquired in-process research and development intangible asset	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$7,376	$(3,949)	$3,427	$7,345	$(3,851)	$3,494
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
There were no asset impairments during the three months ended March 31, 2025 and 2024.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2025 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Amortization	$182	$219	$217	$216	$214	$212	$369	$1,629

Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2025 and the year ended December 31, 2024 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2024	$3,556	$693	$326	$4,575
Acquisitions (Note 5)	—	—	29	29
Foreign exchange	(27)	(49)	(5)	(81)
Balance, December 31, 2024	3,529	644	350	4,523
Acquisitions (Note 5)	—	—	—	—
Foreign exchange	6	33	5	44
Balance, March 31, 2025	$3,535	$677	$355	$4,567
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
2024 Annual Goodwill Impairment Test
The Company conducted its annual goodwill impairment test as of October 1, 2024, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2024, management believed that it was more likely than not that the carrying amounts of each of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test was not required.
March 31, 2025 Interim Assessment
No events occurred or circumstances changed during the period from October 1, 2024 (the last time goodwill was tested for all reporting units) through March 31, 2025 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through March 31, 2025.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2025	December 31, 2024
Product Rebates	$441	$465
Employee Compensation and Benefit Costs	193	230
Product Returns	79	88
Interest	64	35
Professional Fees	59	59
Advertising and Promotion	57	52
Discounts and Allowances	53	64
Other	313	316
	$1,259	$1,309
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		March 31, 2025		December 31, 2024
(in millions)	Maturity	Principal Amount	Net of Issuance Costs	Principal Amount	Net of Issuance Costs
Senior Secured Credit Facilities
Revolving Credit Facility	May 2027	$160	$160	$110	$110
May 2027 Term Facility	May 2027	2,431	2,406	2,437	2,410
May 2027 Incremental Term Facility	May 2027	398	394	400	396
September 2028 Term Facility	September 2028	492	485	494	486
Senior Secured Notes
October 2028 Secured Notes	October 2028	1,400	1,384	1,400	1,382
Total long-term debt		$4,881	4,829	$4,841	4,784
Less: Current portion of long-term debt			40		40
Non-current portion of long-term debt			$4,789		$4,744
Senior Secured Credit Facilities and Notes
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Original Credit Agreement”). Prior to the September 2023 Credit Facility Amendment (as defined below), the Original Credit Agreement provided for a term loan of $2,500 million with a five-year term to maturity (the “May 2027 Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”). At March 31, 2025, the stated rate of interest under the May 2027 Term Facility was 7.67% per annum, and the remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $50 million through March 2027, with the remaining term loan balance being due in May 2027. As of March 31, 2025, the Company had $160 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $304 million under its Revolving Credit Facility. The stated rate of interest for borrowings under the Revolving Credit Facility at March 31, 2025 ranges from 7.16% to 7.17% per annum.
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the "September 2023 Credit Facility Amendment") to the Original Credit Agreement (the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “Initial Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the "September 2028 Term Facility"). At March 31, 2025, the stated rate of interest under the September 2028 Term Facility was 8.32% per annum, and the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $16 million through June 2028, with the remaining term loan balance being due in September 2028.
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility and September 2028 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to the Initial Amended Credit Agreement (the Initial Amended Credit Agreement, as amended by the November 2024 Credit Facility Amendment, the “Amended Credit Agreement”) and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “May 2027 Incremental Term Facility” and, together with the September 2028 Term Facility and May 2027 Term Facility, the “Term Facilities”; the Term Facilities, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). At March 31, 2025, the stated rate of interest under the May 2027 Incremental Term Facility was 7.67% per annum, and the remaining mandatory quarterly amortization payments for the May 2027 Incremental Term Facility were $18 million through December 2026, with an additional amortization payment of $7.5 million due in March 2027 and the remaining term loan balance being due in May 2027.
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the "October 2028 Secured Notes").
See Note 10, “FINANCING ARRANGEMENTS” in the Annual Report for additional information regarding the Company’s Senior Secured Credit Facilities and Notes.

Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2025 and December 31, 2024 was 7.92% and 7.95%, respectively.
Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the remainder of 2025, five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2025	$30
2026	40
2027	2,932
2028	1,879
2029	—
2030	—
Thereafter	—
Total gross maturities	4,881
Unamortized discounts	(52)
Total long-term debt and other	$4,829
Recent Financing Activities
As of April 30, 2025, the Company had $230 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and remaining availability of $234 million under its Revolving Credit Facility.
Covenant Compliance
As of March 31, 2025, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Condensed Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
11.SHARE-BASED COMPENSATION
Bausch + Lomb Corporation 2022 Omnibus Incentive Plan
Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (the “Plan”) and a total of 28,000,000 common shares of Bausch + Lomb were originally authorized for issuance under the Plan. The Plan was amended and restated effective April 24, 2023 and further amended and restated on May 29, 2024, to increase the number of shares authorized for issuance (the “Amended and Restated Plan”), resulting in an aggregate 52,000,000 common shares of Bausch + Lomb authorized for issuance under the Amended and Restated Plan.
The Amended and Restated Plan provides for the grant of various types of awards, including restricted stock units (“RSUs”), restricted stock, stock appreciation rights, stock options, performance-based awards and cash awards. Under the Amended and Restated Plan, the exercise price of awards, if any, is set on the grant date and may not be less than the fair market value per share on that date. Generally, stock options have a term of ten years and a three-year vesting period, subject to limited exceptions.

Share-based awards granted to senior management align with the Company’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return (“TSR”) (the “TSR PSUs”), (ii) attainment of certain performance targets that are based on the Company’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”) and (iii) outperformance of performance goals, based on the level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) relative TSR metric (if applicable) ("OPG PSU"). If the Company’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum.
Approximately 13,300,000 common shares were available for future grants as of March 31, 2025. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Stock options	$3	$2
PSUs/RSUs	25	17
Share-based compensation expense	$28	$19

Research and development expenses	$2	$1
Selling, general and administrative expenses	26	18
Share-based compensation expense	$28	$19

Share-based awards granted for the three months ended March 31, 2025 and 2024 consist of:

	Three Months Ended March 31,
	2025	2024
Stock options
Granted	1,374,000	1,317,000
Weighted-average exercise price	$15.86	$16.85
Weighted-average grant date fair value	$4.66	$4.92
RSUs
Granted	3,033,000	2,967,000
Weighted-average grant date fair value	$15.95	$16.84
TSR PSUs
Granted	388,000	826,000
Weighted-average grant date fair value	$15.86	$21.21
Organic Revenue Growth PSUs
Granted	753,000	379,000
Weighted-average grant date fair value	$15.98	$16.08
OPG PSUs
Granted	—	1,758,000
Weighted-average grant date fair value	$—	$17.04
As of March 31, 2025, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and PSUs amounted to $181 million, which will be amortized over a weighted-average period of 1.86 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2025	December 31, 2024
Foreign currency translation adjustment	$(1,277)	$(1,358)
Pension adjustment, net of tax	(27)	(27)
	$(1,304)	$(1,385)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.

13.OTHER EXPENSE, NET
Other expense, net for the three months ended March 31, 2025 and 2024 consists of:

	Three Months Ended March 31,
(in millions)	2025	2024
Restructuring, integration and separation costs	$1	$11
Gain on sale of assets	—	(4)
Litigation and other matters	1	1
Acquired in-process research and development costs	28	—
Acquisition-related costs	1	—
Acquisition-related contingent consideration	(9)	1
Other expense, net	$22	$9
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs include expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring and integration costs for the three months ended March 31, 2025 and 2024 were $2 million and $11 million, respectively, and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
Acquired in-process research and development costs in 2025 relates to the acquisition of Whitecap Biosciences, as discussed in Note 5, “ACQUISITIONS”.
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
Provision for income taxes for the three months ended March 31, 2025 was $31 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) the quarter to date impact of the enVista IOL voluntary recall, discussed below, (b) the filing of certain tax returns and (c) a change in the deduction for stock compensation. Provision for income taxes for the three months ended March 31, 2024 was $73 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) the filing of certain tax returns and (b) a change in the deduction for stock compensation.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $199 million and $179 million as of March 31, 2025 and December 31, 2024, respectively. The increase is related to the losses incurred during the quarter in jurisdictions for which the Company has established a full valuation allowance.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2015 through 2023.
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

As of March 31, 2025 and December 31, 2024, the Company had $67 million and $64 million of unrecognized tax benefits, which included $10 million and $9 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of March 31, 2025, $55 million would reduce the Company’s effective tax rate, if recognized.
15.LOSS PER SHARE
Loss per share attributable to Bausch + Lomb Corporation for the three months ended March 31, 2025 and 2024 were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Net loss attributable to Bausch + Lomb Corporation	$(212)	$(167)
Basic weighted-average common shares outstanding	352.8	351.1
Diluted effect of stock options and RSUs	—	—
Diluted weighted-average common shares outstanding	352.8	351.1

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(0.60)	$(0.48)
During the three months ended March 31, 2025 and 2024, all potential common shares issuable for RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 3,239,000 and 1,600,000 common shares for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025, RSUs, PSUs and stock options to purchase approximately 11,686,000 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended March 31, 2025, an additional 3,319,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
During the three months ended March 31, 2024, RSUs, PSUs and stock options to purchase approximately 11,181,000 common shares were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended March 31, 2024, an additional 4,000,000 “IPO Founders Grants” in the form of stock options and RSUs, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 2,888,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2025, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $6 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market price or value of its common shares and/or debt securities to decline.
Antitrust
Generic Pricing Antitrust Litigation
BHC and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals

International) (“Bausch Health Americas”), as well as Bausch + Lomb Corporation (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants has been remanded to and is pending in the United States District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and these cases will be defended vigorously.
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
In December 2023, LTL changed its name to LLT Management LLC (“LLT”). In June and July 2024, LLT solicited votes for a new “pre-packaged” Chapter 11 plan, and after the reported successful solicitation of votes to commence the planned bankruptcy, LLT and certain affiliates underwent another corporate restructuring that resulted in two entities, Red River Talc LLC (“Red River”) and Pecos River Talc LLC (“Pecos River”), assuming the talc liabilities of LLT. On September 20, 2024, Red River filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas (the “Texas Bankruptcy Court”), seeking to resolve all ovarian cancer-related talc claims. On October 21, 2024, the Texas Bankruptcy Court agreed to enter a temporary restraining order and preliminary injunction staying all ovarian cancer-related talc claims at least through December 2024, which it has since extended through March 15, 2025. On December 9, 2024, Red River filed a Second Amended Chapter 11 plan incorporating the settlement with the Talc Claimants’ Committee. A hearing on confirmation of the plan and any objections thereto began on February 18, 2025. Johnson & Johnson has reported that the entity Pecos River will be responsible for resolving all non-ovarian cancer-related talc claims outside of bankruptcy. After the conclusion of the confirmation hearing, on March 31, 2025, the Texas Bankruptcy Court issued a memorandum decision denying confirmation of the plan, ordering the dismissal of Red River’s bankruptcy case and vacating the preliminary injunction. The debtor’s time to appeal has expired. Certain claimants filed motions to reconsider the dismissal of the bankruptcy case. On April 17, 2025, the Texas Bankruptcy Court denied the motions to reconsider. The time to appeal that order will terminate 14 days from entry of the order denying the motion to reconsider.
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
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas’ motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021.The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, Bausch Health Americas filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health America’s motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and Bausch Health Americas filed its reply brief on September 13, 2024. The Appellate Division heard oral argument on November 7, 2024. On December 5, 2024, the Appellate Division denied Bausch Health Americas’ appeal as to Doctors Allergy’s second cause of action (breach of contract) and Bausch Health Americas’ counterclaims, but it granted the appeal as to Doctors Allergy’s third cause of action (breach of the implied duty of good faith and fair dealing) and dismissed that claim. On December 13, 2024, the Appellate Division remitted this action back to the trial court. Trial has been set, with jury selection beginning on April 20, 2026, and trial scheduled for April 24 to May 8, 2026. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
Intellectual Property Matters
PreserVision® AREDS Patent Litigation

PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. Bausch & Lomb Incorporated (“B&L Inc.”) has filed patent infringement proceedings against 20 named defendants in 17 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. All of these proceedings are now closed, with fifteen settling and two resulting in default. The last ongoing matter (Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.)) was finally dismissed with prejudice on April 10, 2025.
Lumify® Paragraph IV Proceedings – DRL, Somerset and Gland
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
On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable. This decision has been appealed to the United States Court of Appeals for the Federal Circuit and the appeal is ongoing. Oral argument is expected before the Federal Circuit on May 7, 2025. Furthermore, two additional patents (U.S. Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”). On December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL and a hearing was held in January 2024. On May 10, 2024, the Court denied Plaintiffs’ Motion, finding that Plaintiffs had not proven that they would be “irreparably harmed” absent a preliminary injunction.
Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of U.S. Patent Nos. 11,596,600 and 11,833,245 and the PTAB instituted both petitions. The IPRs are ongoing and argument is expected before the PTAB on May 13, 2025.
The lawsuit against DRL in the District of New Jersey is currently stayed. Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.
On March 28, 2025, B&L Inc. received a Notice of Paragraph IV Certification from Somerset Therapeutics, LLC (“Somerset”), in which Somerset asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Somerset’s generic drops, for which an ANDA has been filed by Somerset. On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Somerset and certain affiliates pursuant to the Hatch-Waxman Act, alleging infringement by Somerset of one or more claims of such Lumify patents, thereby triggering a 30-month stay of the approval of the Somerset ANDA.
On April 25, 2025, B&L Inc. and Bausch + Lomb Ireland Limited received a Notice of Paragraph IV Certification from Gland Pharma Limited (“Gland”), in which Gland asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Gland’s generic drops, for which an ANDA has been filed by Gland. On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Gland pursuant to the Hatch-Waxman Act, alleging infringement by Gland of one or more claims of such Lumify patents, thereby triggering a 30-month stay of the approval of the Gland ANDA.
In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, the Company has commenced ongoing infringement proceedings against potential generic competitors in the U.S. In connection with Vyzulta®, one matter has been resolved and dismissed, and another matter is ongoing in the District of New Jersey and is in the fact-discovery stage. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the parties await a decision; another matter was recently filed in the District of New Jersey, and the answer (or other response) is due on May 15, 2025.

17.SEGMENT INFORMATION
Reportable Segments
The Company’s Chief Executive Officer (“CEO”), who is the Company’s Chief Operating Decision Maker, manages the business through three operating segments, consistent with how the Company’s Chief Executive Officer: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. The Company operates in the following operating segments, which also qualify as reportable segments: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical. These segments are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services.
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
The Company’s Chief Operating Decision Maker uses segment profit to assess operating performance and make resource allocation decisions for each of its segments. Segment profit is based on operating (loss) income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profit
Segment revenues and profits for the three months ended March 31, 2025 and 2024 were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended March 31,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Product Sales	$654	$633	$266	$266	$213	$195	$1,133	$1,094
Other Revenues	2	2	1	1	1	2	4	5
	656	635	267	267	214	197	1,137	1,099

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	251	225	93	85	137	113
Cost of other revenues	—	—	1	1	—	—
Selling, general and administrative	221	219	153	122	73	64
Research and development	8	13	9	6	11	9
Segment Profit	$176	$178	$11	$53	$(7)	$11	180	242
Corporate							(174)	(153)
Amortization of intangible assets							(67)	(74)
Other expense, net							(22)	(9)
Operating (loss) income							(83)	6
Interest income							3	3
Interest expense							(94)	(99)
Foreign exchange and other							(6)	—
Loss before provision for income taxes							$(180)	$(90)
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended March 31,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Pharmaceuticals	$1	$1	$221	$208	$—	$—	$222	$209
Devices	235	229	—	—	213	195	448	424
OTC	409	395	—	—	—	—	409	395
Branded and Other Generics	9	8	45	58	—	—	54	66
Other revenues	2	2	1	1	1	2	4	5
	$656	$635	$267	$267	$214	$197	$1,137	$1,099
The top ten products/franchises represented 55% and 54% of total revenues for the three months ended March 31, 2025 and 2024, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through April 30, 2025 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 19, 2025 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR+ at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024.
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88% of the issued and outstanding common shares of Bausch + Lomb, as of April 23, 2025. Bausch + Lomb understands that BHC continues to believe that completing the separation of our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”), which may include the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), the monetization of all or a portion of BHC’s ownership interest in Bausch + Lomb, the sale of the Company (a “Sale Transaction”) or a combination thereof, makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings. The Distribution is subject to the achievement of targeted debt leverage ratios and the completion of the Separation is subject to the receipt of any applicable shareholder and other necessary approvals and other factors and is subject to various risk factors. For additional information on the risks related to the Separation, see Item 1A. “Risk Factors — Risks Relating to the Separation” of our Annual Report. There can be no assurance that the Separation will be consummated, the form any such consummated Separation would take or that a Distribution or Sale Transaction will occur as part of that Separation or that even if consummated, we will realize the anticipated benefits from the Separation.
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
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with the following:
◦enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics were launched in the U.S. during October 2023 and in Europe in January 2025 and the Canada launch is in process.
◦enVista EnvyTM launched in Canada in June 2024 and the U.S. and Europe launches are in-process.
◦enVista BeyondTM (extended depth of focus (“EDOF”) is anticipated to launch in the U.S. in 2026.
In addition, we have a number of other key pipeline products that we are in the process of developing and anticipate initiating clinical studies on certain of these products beginning throughout 2025.
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
During 2025, the Company acquired Whitecap Biosciences LLC ("Whitecap Biosciences"). The acquisition is expected to expand the Company's clinical-stage pipeline, as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy.
Prior to 2025, certain strategic acquisitions that we had entered into included the following:
•Acquisition of Elios Vision - In December 2024, we acquired Elios Vision, Inc. ("Elios Vision"). Elios Vision, a privately held company, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. The U.S. submission of this product is being planned and we expect this acquisition to then bolster the Company's glaucoma treatment portfolio.
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
•Acquisition of XIIDRA® – In September 2023, the Company acquired XIIDRA®, a non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). The XIIDRA Acquisition complements and grows our existing dry eye franchise.
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
Voluntary Recall of enVista Intraocular Lenses
On March 27, 2025, the Company announced a voluntary recall of certain enVista IOL products. The recall was in response to an increased number of reports of toxic anterior segment syndrome (TASS), and included all lots of the following enVista IOL products: enVista Aspire, enVista Aspire Toric, enVista Envy and enVista Envy Toric, as well as enVista monofocal and enVista monofocal Toric IOL models in the U.S. On April 24, 2025, the Company announced that it, with the assistance of experts and advisors, had completed its investigation into the matter and determined that the issue stemmed from raw material used in certain lots that was delivered by a different vendor.
In response to the investigation, the Company has implemented enhanced inspection protocols for IOLs, as well as more explicit standards for how the monomers that make up its lenses are prepared by vendors. With these new processes in place, the Company has returned to full production of all enVista IOLs. In the following weeks, the Company will return to full market supply in the U.S. The timing for market reentry in other countries will be determined on a case-by-case basis in collaboration with health authorities.
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia, Belarus and specific areas of Ukraine have continued, the war has continued to affect economic and global financial markets and placed further pressure on ongoing economic challenges, including issues such as inflation and global supply-chain disruption.
The former Biden administration imposed U.S. sanctions and export controls against Russia and Belarus in response to the ongoing war. These sanctions temporarily impacted our ability to distribute our U.S. manufactured contact lenses and our U.S. surgical products to Russia and Belarus. However, in response to these sanctions, we applied for licenses with the U.S. Department of Commerce’s Bureau of Industry and Security for both Russia and Belarus and we have all licenses, or other applicable governmental authorizations, necessary to allow us to sell the applicable currently sanctioned products in each of these countries. In April 2025, the Trump administration extended the sanctions imposed by the former Biden administration for an additional year and has also indicated that it may impose additional sanctions against Russia if negotiations are not commenced respecting a ceasefire or possible end to the conflict in Ukraine.
In addition, the EU has also imposed several rounds of sanctions against Russia. We have obtained licenses, where required, for products and services provided to Russia from the EU and from the relevant EU member states.
To date, the challenges associated with the Russia-Ukraine War and related sanctions from the U.S., EU and elsewhere have not yet had a material impact on our operations; although, we continue to review recent and proposed sanctions imposed by the EU, US and others to assess their impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately 3% of our total revenues for, both, the three months ended March 31, 2025 and year ended December 31, 2024. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Conflict in the Middle East
The conflict between Israel and Hamas began during October 2023 and has since expanded to include other countries and militant groups. Our revenues attributable to the impacted regions for the three months ended March 31, 2025 and year ended December 31, 2024 were less than 1% of our total revenues in each period. Sales in Iran are covered by a general OFAC license. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.

Macroeconomic Conditions
The Company is monitoring ongoing policy changes being made by the Trump administration, including those related to existing trade agreements and imposition and implementation of new tariffs and the counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries. Some of these policies have targeted countries in which we do business and sectors in which we do business, including pharmaceuticals. Given the international scope of our operations, any sanctions, export controls, tariffs, trade wars and other governmental actions could have an adverse effect on our business, financial condition, cash flows and results of operations. Similarly, adverse economic and geopolitical conditions impacting our customers in these countries or uncertainty about global economic conditions or the geopolitical environment could cause a decline in our share price and could also result in purchases of our products to decline, which would adversely affect our revenues and operating results.
As of the date of this filing, the current state of recent tariffs, counter-tariffs and other trade restrictions is fluid and continuously evolving; however, the Company is monitoring the status and believes that, building on its existing revenue stream from products manufactured in-country (which in certain key regions, such as the US and EU, represent a significant portion of the overall revenue), it has certain potential actions that could be taken in response to such tariffs, counter-tariffs and other trade restrictions to help to mitigate their overall impact to the Company and its business. These actions may include strategic inventory stocking, leveraging its global footprint to shift manufacturing and optimizing existing capacity to in-source manufacturing.
See the section entitled “Risk Factors” included in our Annual Report, for additional information on the risks associated with tariffs.
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
While many jurisdictions in which the Company operates have adopted the global minimum tax provision of Pillar Two effective for tax years beginning in January 2024, the Company has concluded that there is minimal impact to its 2025 tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects that there is risk that the impact of the global minimum tax and other changes in tax law in jurisdictions in which it operates may eventually result in an increase to its overall effective tax rate.
Health Care Reform
The U.S. federal and state governments continue to propose and pass legislation designed to regulate the health care industry. Under the former Biden administration, many of these changes focused on health care cost containment, which resulted in pricing pressures relating to the sales and reimbursements of health care products and could result in legislative and regulatory changes that may negatively impact our businesses. We are monitoring potential health care-related legislative and regulatory changes that may be proposed and passed or otherwise pursued under the Trump administration.
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
In addition, in connection with our Lumify®, PreserVision®, Vyzulta® and Lotemax® SM products, we have commenced ongoing infringement proceedings against potential generic competitors or other potential infringers in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. PreserVision® products accounted for approximately 6% and 7% of our total revenues in 2024 and 2023, respectively. While PreserVision® and Lumify® are (or were) the subjects of certain ongoing and past patent infringement proceedings, the Company cannot predict the magnitude or timing of a LOE impact from PreserVision® and Lumify® as these are OTC products, and thus, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
See Note 16, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, as well as Note 19, “LEGAL PROCEEDINGS” of our audited Consolidated Financial Statements for the year ended December 31, 2024, included in our Annual Report, for further details regarding certain of these infringement proceedings.
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
RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Revenues
Product sales	$1,133	$1,094	$39
Other revenues	4	5	(1)
	1,137	1,099	38
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	481	423	58
Cost of other revenues	1	1	—
Selling, general and administrative (Note 4)	563	504	59
Research and development	86	82	4
Amortization of intangible assets	67	74	(7)
Other expense, net	22	9	13
	1,220	1,093	127
Operating (loss) income	(83)	6	(89)
Interest income	3	3	—
Interest expense	(94)	(99)	5
Foreign exchange and other	(6)	—	(6)
Loss before provision for income taxes	(180)	(90)	(90)
Provision for income taxes	(31)	(73)	42
Net loss	(211)	(163)	(48)
Net income attributable to noncontrolling interest	(1)	(4)	3
Net loss attributable to Bausch + Lomb Corporation	$(212)	$(167)	$(45)

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
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
Our revenues were $1,137 million and $1,099 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $38 million, or 3%. The increase was attributable to: (i) increased volumes of $63 million across each of our segments and (ii) incremental sales attributable to acquisitions of $6 million, within our Surgical segment. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies of $19 million, (ii) decreased net realized pricing of $11 million, driven by our Pharmaceuticals segment and (iii) the impact of divestitures and discontinuations of $1 million, related to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended March 31, 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$656	58%	$635	58%	$21	3%
Pharmaceuticals	267	23%	267	24%	—	—%
Surgical	214	19%	197	18%	17	9%
Total revenues	$1,137	100%	$1,099	100%	$38	3%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$656	$13	$669	$635	$34	5%
Pharmaceuticals	267	2	269	267	2	1%
Surgical	214	4	218	197	21	11%
Total	$1,137	$19	$1,156	$1,099	$57	5%
Vision Care Segment Revenue
The Vision Care segment revenue was $656 million and $635 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $21 million, or 3%. The increase was primarily driven by the performance of SiHy Daily lenses and Ultra within our contact lens business and sales from our dry eye portfolio within our consumer eye care business. This increase included: (i) an increase in volumes of $25 million and (ii) an increase in net pricing of $10 million, partially offset by: (i) the unfavorable impact of foreign currencies of $13 million and (ii) the impact of divestitures and discontinuations of $1 million.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $267 million and $267 million for the three months ended March 31, 2025 and 2024, respectively, as the increased sales for MIEBO®, driven by its continued positive momentum since launching, was offset by gross-to-net pricing pressures, primarily attributable to XIIDRA® and declines in the U.S. generics business. The Pharmaceuticals segment revenue performance included an increase in volumes of $24 million, offset by: (i) a decrease in net realized pricing of $22 million and (ii) the unfavorable impact of foreign currencies of $2 million.
Surgical Segment Revenue
The Surgical segment revenue was $214 million and $197 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $17 million, or 9%. The increase was primarily driven by: (i) increased demand of implantables, driven by our premium IOL portfolio, (ii) increased demand of consumables and (iii) increased equipment sales. This increase included: (i) an increase in volumes of $14 million, (ii) incremental sales from acquisitions of $6 million and (iii) an increase in net realized pricing of $1 million, partially offset by the unfavorable effect of foreign currencies of $4 million.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,866	100.0%	$1,727	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	106	5.70%	99	5.70%
Returns	11	0.60%	24	1.40%
Rebates	445	23.90%	333	19.30%
Chargebacks	146	7.80%	160	9.30%
Distribution fees	25	1.30%	17	1.00%
Total provisions	733	39.30%	633	36.70%
Net product sales	1,133	60.70%	1,094	63.30%
Other revenues	4		5
Revenues	$1,137		$1,099
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.3% and 36.7% for the three months ended March 31, 2025 and 2024, respectively, an increase of 2.6% percentage points, and is primarily attributable to the increase in rebates from our dry eye portfolio, including XIIDRA® and MIEBO®.
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
Cost of goods sold was $481 million and $423 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $58 million, or 14%. The increase was primarily driven by: (i) an inventory reserve charge of $15 million related to the voluntary recall of certain enVista IOL products and (ii) higher volumes.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) decreased by $19 million, primarily driven by: (i) the inventory reserve charge related to the voluntary recall, (ii) the decrease in net realized pricing and (iii) the unfavorable impact of foreign currencies.
Cost of goods sold as a percentage of Product sales was 42.5% and 38.7% for the three months ended March 31, 2025 and 2024, respectively.
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
SG&A expenses were $563 million and $504 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $59 million, or 12%. The increase was primarily attributable to: (i) higher selling and advertising and promotion costs, primarily attributable to MIEBO® and (ii) higher business transformation costs (discussed below).
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

R&D expenses were $86 million and $82 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $4 million, or 5%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 3 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $67 million and $74 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $7 million, or 9%, primarily due to fully amortized intangible assets no longer being amortized.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the three months ended March 31, 2025 and 2024 consists of the following:

	Three Months Ended March 31,
(in millions)	2025	2024
Restructuring, integration and separation costs	$1	$11
Gain on sale of assets	—	(4)
Litigation and other matters	1	1
Acquired in-process research and development costs	28	—
Acquisition-related costs	1	—
Acquisition-related contingent consideration	(9)	1
Other expense, net	$22	$9
Acquired in-process research and development costs in 2025 relates to the acquisition of Whitecap Biosciences, as previously discussed.
Operating (Loss) Income
Operating loss was $83 million for the three months ended March 31, 2025, as compared to operating income of $6 million for the three months ended March 31, 2024, a decrease in our operating results of $89 million. This decrease primarily reflects the increase in SG&A and decrease in contribution, each as previously discussed.
Segment Profit
Segment profit is based on operating (loss) income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. Segment profit is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. Segment profit is a performance metric utilized by the Company’s Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, to allocate resources to and assess performance of the Company’s segments. See Note 17, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Income before provision for income taxes.
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$176	27%	$178	28%	$(2)	(1)%
Pharmaceuticals	11	4%	53	20%	(42)	(79)%
Surgical	(7)	(3)%	11	6%	(18)	(164)%

Vision Care Segment Profit
The Vision Care segment profit was $176 million and $178 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $2 million as the increase in revenue was offset by higher cost of sales, driven by our international contact lens and consumer eye care businesses, and higher selling expense.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $11 million and $53 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $42 million. The decrease was primarily driven by higher selling and advertising and promotional expenses related to MIEBO® and gross-to-net pricing pressures, primarily attributable to XIIDRA®.
Surgical Segment Profit
The Surgical segment profit was a loss of $7 million for the three months ended March 31, 2025, as compared to a profit of $11 million for the three months ended March 31, 2024, a decrease of $18 million. The decrease was primarily due to: (i) higher cost of sales as a result of an inventory obsolescence charge of $15 million related to the voluntary recall of certain enVista IOL products and (ii) higher selling expenses, partially offset by the increase in revenues.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $94 million and $99 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $5 million. The decrease is primarily attributable to: (i) lower interest rates on our May 2027 Term Facility and September 2028 Term Facility (each as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”) and (ii) a lower outstanding balance under our Revolving Credit Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”), partially offset by interest expense on our May 2027 Incremental Term Facility (as defined and discussed in further detail, under Item “— Liquidity and Capital Resources — Liquidity and Debt — Long-term Debt”). See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding our financing arrangements.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $6 million and $0 for the three months ended March 31, 2025 and 2024, respectively.
Income Taxes
Provision for income taxes was $31 million and $73 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $42 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional and seasonal mix of earnings and (ii) discrete tax effects of: (a) a tax benefit recorded on acquired assets, (b) the quarter to date impact of the enVista recall and (c) the filings of certain tax returns.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation was $212 million and $167 million for the three months ended March 31, 2025 and 2024, respectively, a decrease in our results of $45 million and was primarily due to the decrease in our operating results of $89 million, partially offset by the decrease in the provision for income taxes of $42 million, each as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Net cash (used in) provided by operating activities	$(25)	$41	$(66)
Net cash used in investing activities	(116)	(57)	(59)
Net cash provided by financing activities	31	12	19
Effect of exchange rate changes on cash and cash equivalents and restricted cash	9	(5)	14
Net decrease in cash and cash equivalents and restricted cash	(101)	(9)	(92)
Cash and cash equivalents and restricted cash, beginning of period	316	334	(18)
Cash and cash equivalents and restricted cash, end of period	$215	$325	$(110)
Operating Activities
Net cash used by operating activities was $25 million for the three months ended March 31, 2025, as compared to net cash provided by operating activities of $41 million for the three months ended March 31, 2024, a decrease of $66 million, and is primarily attributable to the decrease in our operating results, including the $28 million of acquired in-process research and development payments in 2025, as previously discussed.
Investing Activities
Net cash used in investing activities was $116 million and $57 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $59 million and was primarily driven by an increase in purchases of property, plant and equipment during the three months ended March 31, 2025.
Financing Activities
Net cash provided by financing activities was $31 million and $12 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $19 million. The increase is primarily attributable to net borrowings under the Revolving Credit Facility (as defined below). For the three months ended March 31, 2025, issuances of long-term debt, net of discounts were $50 million, representing borrowings under the Revolving Credit Facility. For the three months ended March 31, 2024, issuances of long-term debt, net of discounts were $75 million, related to borrowings under the Revolving Credit Facility (each as defined below), offset by $50 million of repayments under the Revolving Credit Facility.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as needed from our Revolving Credit Facility, and issuances of other long-term debt, additional equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, and be sufficient to support our future cash needs; however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements or, as discussed in the Forward-Looking Statements section of this Form 10-Q, of our ability to comply with, or if necessary, obtain a waiver or amendment of, the financial and other covenants contained in our Amended Credit Agreement.
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
We regularly evaluate market conditions, our liquidity profile and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may from time to time enter into new financing arrangements, refinance the Senior Secured Credit Facilities (as defined below) or repurchase debt, or issue additional equity and equity-linked securities.

Long-term Debt
On May 10, 2022, in connection with the B+L IPO and in order to properly capitalize our business, Bausch + Lomb entered into a credit agreement (the “ Original Credit Agreement”). The Original Credit Agreement provided for a term loan of $2,500 million with a five-year term to maturity (the “May 2027 Term Facility”) and a five-year revolving credit facility of $500 million (the “Revolving Credit Facility”). As of March 31, 2025, the principal amount outstanding under the May 2027 Term Facility was $2,431 million and the stated rate of interest under the May 2027 Term Facility was 7.67% per annum. The remaining mandatory quarterly amortization payments for the May 2027 Term Facility were $50 million through March 2027, with the remaining term loan balance being due in May 2027. As of March 31, 2025, the Company had $160 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $304 million under its Revolving Credit Facility. The stated rate of interest for borrowings under the Revolving Credit Facility at March 31, 2025 ranges from 7.16% to 7.17% per annum.
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the "September 2023 Credit Facility Amendment") to the Original Credit Agreement (the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the “Initial Amended Credit Agreement”) and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the "September 2028 Term Facility"). As of March 31, 2025, the principal amount outstanding under the September 2028 Term Facility was $492 million and the stated rate of interest under the September 2028 Term Facility was 8.32% per annum. The remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $16 million through June 2028, with the remaining term loan balance being due in September 2028.
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility and September 2028 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to the Initial Amended Credit Agreement (the Initial Amended Credit Agreement, as amended by the November 2024 Credit Facility Amendment, the “Amended Credit Agreement”) and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “May 2027 Incremental Term Facility” and, together with the September 2028 Term Facility and May 2027 Term Facility, the “Term Facilities”; the Term Facilities, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). As of March 31, 2025, the principal amount outstanding under the Incremental Term Facility was $398 million and the stated rate of interest under the May 2027 Incremental Term Facility was 7.67% per annum. The remaining mandatory quarterly amortization payments for the May 2027 Incremental Term Facility were $18 million through December 2026, with an additional amortization payment of $7.5 million due in March 2027 and the remaining term loan balance being due in May 2027.
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “October 2028 Secured Notes”).
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2025 and December 31, 2024 was 7.92% and 7.95%, respectively.
Recent Financing Activities
As of April 30, 2025, the Company had $230 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and remaining availability of $234 million under its Revolving Credit Facility.
Credit Ratings
As of the date of this filing, April 30, 2025, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

Rating Agency	Corporate Rating	Senior Secured Rating	Outlook
Moody’s	B1	B1	Stable
Standard & Poor’s	B	B	Developing
Fitch	B	BB	Rating Watch Evolving
On March 19, 2025, Standard & Poor’s upgraded its ratings assigned to Bausch + Lomb’s Corporate Rating from “B-” to “B”, its Senior Secured Rating from “B-” to “B” and changed its outlook from “Positive” to “Developing.” On March 20, 2025, Moody’s initiated a rating assigned to Bausch + Lomb’s Corporate Rating of “B1”. On April 17, 2025, Fitch upgraded its ratings assigned to Bausch + Lomb’s Corporate Rating from “B-” to “B” and its Senior Secured Rating from “BB-” to “BB.” These ratings changes and outlook update reflect a similar upgrade to the ratings of and similar revision to the outlook of our parent company, BHC. Any downgrade in our corporate credit ratings or senior secured ratings may increase our cost of borrowing and may negatively impact our ability to raise additional debt capital.
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
In addition to our working capital requirements, as of the date of this filing, April 30, 2025, we expect our primary cash requirements for the period April 1, 2025 through December 31, 2025 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $320 million and mandatory debt amortization payments of $30 million for the period April 1, 2025 through December 31, 2025 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations” included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $170 million for property, plant and equipment for the period April 1, 2025 through December 31, 2025.
Cost Savings Programs
The Company has been launching certain initiatives that may result in certain changes to, and investment in, its organizational structure and operations. The Company refers to the charges related to these initiatives as “Business Transformation Costs”. These costs are recorded in SG&A in the unaudited Condensed Consolidated Statements of Operations and include third-party advisory costs.
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
Future Licensing Payments
In the ordinary course of business, we may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products. In connection with these agreements, the Company may pay an upfront fee to secure the agreement and be subject to potential future milestone payments. See Note 20, “COMMITMENTS AND CONTINGENCIES” to our audited Consolidated Financial Statements for the year ended December 31, 2024, included in our Annual Report.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “BLCO”.

At April 23, 2025, we had 353,396,650 issued and outstanding common shares. In addition, as of April 23, 2025, we had outstanding approximately 10,300,000 stock options and 8,100,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 5,200,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 13,100,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected Research and Development ("R&D") and marketing spend; our expected primary cash and working capital requirements for the remainder of 2025 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the recent voluntary recall of certain of our enVista IOL (as defined below) products, the expected impact of such recall on our business and the anticipated timing of market re-entry and return to full market supply in the U.S. and other countries; the expected impact of the tariffs imposed by the U.S. and counter-tariffs or other retaliatory measures imposed on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments; the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our credit agreement, as amended (the “Amended Credit Agreement”) and in the indenture governing our October 2028 Secured Notes ; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the ongoing conflicts between Russia and Ukraine and in the Middle East involving Israel, Hamas and other countries and militant groups in the region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•factors associated with the recent voluntary recall of certain of our enVista IOL products, including the timing of market reentry and return to full market supply, the success of the enhanced inspection protocols and more explicit standards for third party suppliers we have implemented for IOLs and any additional actions that may be taken by the company and/or applicable regulatory authorities with respect to the recall or as part of the return to market of these products;
•risks associated with the imposition of and adverse changes to the U.S. duty, tariff and other trading policies, and the counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries, which are expected to increase our manufacturing, distribution and other operational costs due to the higher duties and tariffs and the increased economic risks and uncertainties to the global economy as a result of such tariffs and counter-tariffs and the potential trade wars and global supply chain issues that may be triggered by the tariff changes and changes in consumer habits as a result;
•risks associated with the potential actions the Company may take in response to such tariffs, counter-tariffs and other trade restrictions in order to help mitigate their impact on the Company and its business, results of operations and financial condition, including the risk that such potential actions may not be successful in mitigating the impact in the manner anticipated or at all and the costs and other risks that may be incurred in taking such actions. There can be no assurance that any such actions will be successful in mitigating the impact of the applicable tariffs, counter-tariffs or other trade restrictions;
•trade conflicts, including current and future trade disputes between the United States and other countries, including China and Canada;
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
•the risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined below), the expected timing of completion of the Separation and its manner and terms (including that it may be consummated as a Distribution (as defined below), a Sale Transaction (as defined below) or another type of transaction), the expectation that if the Separation is to be effected through the Distribution, it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors (including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC's control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales of our common shares by BHC (including in connection with a foreclosure on the common shares that are or may be pledged as collateral for certain of BHC's debt), that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution and/or a Sale Transaction, the qualification of the Distribution as a tax-free transaction for

Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the Separation, Distribution and/ or a Sale Transaction will occur at all, or that any such transactions will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•our ability to comply with, or if necessary, obtain a waiver or amendment of, the financial and other covenants contained in our Amended Credit Agreement, the indenture governing our October 2028 Secured Notes and other current or future debt agreements, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the revolving credit facility under our Amended Credit Agreement (the “Revolving Credit Facility”) and restrictions on our ability to make certain investments and other restricted payments;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 19, 2025 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as indicated below under “— Interest Rate Risk”, there have been no material changes to the Company's assessment of its sensitivity to market risks that affect the disclosures presented in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended March 31, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan.
10.2*	Form of CEO Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan.
10.3*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan.
10.4*	Form of CEO Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch + Lomb Corporation (Registrant)

Date:	April 30, 2025	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	April 30, 2025	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan.
10.2*	Form of CEO Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan.
10.3*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan.
10.4*	Form of CEO Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.