Form 10-Q
period 2025-06-30
Bausch & Lomb Corp
filed 2025-07-30
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 353,865,790 shares outstanding as of July 23, 2025.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Form 10-Q”) to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2025.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for the remainder of 2025 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the recent voluntary recall of certain of our enVista IOL (as defined below) products and the expected impact of such recall on our business; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement (as defined below) and in the indentures governing our October 2028 Secured Notes (as defined below) and January 2031 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2025 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the ongoing conflicts between Russia and Ukraine and in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•factors associated with the recent voluntary recall of certain of our enVista IOL products, including our ability to resupply inventory to the market and the success of the enhanced inspection protocols and more explicit standards for third party suppliers we have implemented for IOLs;
•risks associated with the imposition of and adverse changes to the U.S. duty, tariff and other trading policies on the countries in which we do business and sectors in which we do business (including pharmaceuticals), and the counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries, which are expected to increase our manufacturing, distribution and other operational costs due to the higher duties and tariffs and the increased economic risks and uncertainties to the global economy as a result of such tariffs and counter-tariffs and the potential trade wars and global supply chain issues that may be triggered by the tariff changes and changes in consumer habits as a result;
•risks associated with the potential actions the Company may take in response to tariffs, counter-tariffs and other trade restrictions in order to help mitigate their impact on the Company and its business, results of operations and financial condition, including the risk that such potential actions may not be successful in mitigating the impact in the manner anticipated or at all and the costs and other risks that may be incurred in taking such actions. There can be no assurance that any such actions will be successful in mitigating the impact of the applicable tariffs, counter-tariffs or other trade restrictions;
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
•the risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined below), the expected timing of completion of the Separation and its manner and terms (including that it may be consummated as a Distribution (as defined below), a Sale Transaction (as defined below) or another type of transaction), the expectation that if the Separation is to be effected through the Distribution, it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors (including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC’s control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales or dispositions of our common shares by BHC (including in connection with a foreclosure on the Bausch + Lomb common shares owned by BHC that are or may be pledged as collateral for certain of BHC’s debt), that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution and/or a Sale Transaction, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the Separation, Distribution and/or a Sale Transaction will occur at all, or that any such transactions will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•our ability to comply with the financial and other covenants contained in our Amended Credit Agreement, the indentures governing our October 2028 Secured Notes and January 2031 Secured Notes and other current or future debt agreements, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the June 2030 Revolving Credit Facility (as defined below) under our Amended Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any downgrade or additional downgrade by rating agencies in our or BHC’s credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•the risks and uncertainties relating to acquisitions and other business development transactions we may pursue, seek to complete and/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”) and our recent acquisitions of TearLab Corporation, d/b/a Trukera Medical, Elios Vision, Inc. and Whitecap Biosciences, LLC), including risks that we may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
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
•the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting, including the global minimum corporate tax rate, by the countries in which we operate, and the potential impact of protective measures proposed by the United States in response to the inclusive framework, including the Trump Administration’s executive order and the agreement in principle among the United States and the other G7 countries, and any changes in tax laws by non-U.S. countries in response thereto;
•the impacts of the new legislation commonly referred to as One Big Beautiful Bill Act, including the effects on the Company’s tax provision for both 2025 and future years;
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
•risks associated with the ongoing and escalating conflict in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region, including its potential continued escalation and expansion and the potential impact on our operations, sale of products and revenues in this region;
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
v

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
•the impact of changes in federal laws and policy that have been and may be undertaken under the Trump administration;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$266	$305
Restricted cash	6	11
Trade receivables, net	1,084	1,026
Inventories, net	1,051	1,036
Prepaid expenses and other current assets (Note 4)	439	410
Total current assets	2,846	2,788
Property, plant and equipment, net	1,680	1,485
Intangible assets, net	3,361	3,494
Goodwill	4,667	4,523
Deferred tax assets, net	973	885
Other non-current assets (Note 4)	305	294
Total assets	$13,832	$13,469
Liabilities
Current liabilities:
Accounts payable (Note 4)	$449	$389
Accrued and other current liabilities	1,363	1,309
Current portion of long-term debt	28	40
Total current liabilities	1,840	1,738
Deferred tax liabilities, net	14	13
Other non-current liabilities	539	430
Long-term debt	4,931	4,744
Total liabilities	7,324	6,925
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, unlimited shares authorized, 353,803,959 and 352,402,374 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	8,476	8,429
Accumulated deficit	(845)	(571)
Accumulated other comprehensive loss	(1,191)	(1,385)
Total Bausch + Lomb Corporation shareholders’ equity	6,440	6,473
Noncontrolling interest	68	71
Total equity	6,508	6,544
Total liabilities and equity	$13,832	$13,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Product sales	$1,272	$1,213	$2,405	$2,307
Other revenues	6	3	10	8
	1,278	1,216	2,415	2,315
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	523	482	1,004	905
Cost of other revenues	2	1	3	2
Selling, general and administrative (Note 4)	579	535	1,142	1,039
Research and development	96	84	182	166
Amortization of intangible assets	67	74	134	148
Other expense, net	22	14	44	23
	1,289	1,190	2,509	2,283
Operating (loss) income	(11)	26	(94)	32
Interest income	3	3	6	6
Interest expense	(128)	(102)	(222)	(201)
Loss on extinguishment of debt	(9)	—	(9)	—
Foreign exchange and other	(2)	(3)	(8)	(3)
Loss before provision for income taxes	(147)	(76)	(327)	(166)
Benefit from (provision for income taxes)	89	(72)	58	(145)
Net loss	(58)	(148)	(269)	(311)
Net income attributable to noncontrolling interest	(4)	(3)	(5)	(7)
Net loss attributable to Bausch + Lomb Corporation	$(62)	$(151)	$(274)	$(318)

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(0.18)	$(0.43)	$(0.78)	$(0.90)

Basic weighted-average common shares	353.7	351.8	353.3	351.5

Diluted weighted-average common shares	353.7	351.8	353.3	351.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(58)	$(148)	$(269)	$(311)
Other comprehensive income (loss)
Foreign currency translation adjustment	114	(21)	195	(62)
Pension and postretirement benefit plan adjustments, net of income taxes	—	1	—	—
Other comprehensive income (loss)	114	(20)	195	(62)
Comprehensive income (loss)	56	(168)	(74)	(373)
Comprehensive income attributable to noncontrolling interest	(5)	(6)	(6)	(6)
Comprehensive income (loss) attributable to Bausch + Lomb Corporation	$51	$(174)	$(80)	$(379)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended June 30, 2025
Balances, April 1, 2025	353.4	$—	$8,448	$(783)	$(1,304)	$6,361	$72	$6,433
Common shares issued under share-based compensation plans	0.4	—	—	—	—	—	—	—
Share-based compensation	—	—	30	—	—	30	—	30
Employee withholding taxes related to share-based awards	—	—	(2)	—	—	(2)	—	(2)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(62)	—	(62)	4	(58)
Other comprehensive income	—	—	—	—	113	113	1	114
Balances, June 30, 2025	353.8	$—	$8,476	$(845)	$(1,191)	$6,440	$68	$6,508

	Three Months Ended June 30, 2024
Balances, April 1, 2024	351.4	$—	$8,363	$(421)	$(1,283)	$6,659	$70	$6,729
Common shares issued under share-based compensation plans	0.4	—	—	—	—	—	—	—
Share-based compensation	—	—	22	—	—	22	—	22
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Net (loss) income	—	—	—	(151)	—	(151)	3	(148)
Other comprehensive (loss) income	—	—	—	—	(23)	(23)	3	(20)
Balances, June 30, 2024	351.8	$—	$8,382	$(572)	$(1,306)	$6,504	$76	$6,580

	Six Months Ended June 30, 2025
Balances, January 1, 2025	352.4	$—	$8,429	$(571)	$(1,385)	$6,473	$71	$6,544
Common shares issued under share-based compensation plans	1.4	—	—	—	—	—	—	—
Share-based compensation	—	—	58	—	—	58	—	58
Employee withholding taxes related to share-based awards	—	—	(11)	—	—	(11)	—	(11)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(274)	—	(274)	5	(269)
Other comprehensive income	—	—	—	—	194	194	1	195
Balances, June 30, 2025	353.8	$—	$8,476	$(845)	$(1,191)	$6,440	$68	$6,508

	Six Months Ended June 30, 2024
Balances, January 1, 2024	350.9	$—	$8,349	$(254)	$(1,245)	$6,850	$70	$6,920
Common shares issued under share-based compensation plans	0.9	—	—	—	—	—	—	—
Share-based compensation	—	—	41	—	—	41	—	41
Employee withholding taxes related to share-based awards	—	—	(8)	—	—	(8)	—	(8)
Net (loss) income	—	—	—	(318)	—	(318)	7	(311)
Other comprehensive loss	—	—	—	—	(61)	(61)	(1)	(62)
Balances, June 30, 2024	351.8	$—	$8,382	$(572)	$(1,306)	$6,504	$76	$6,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(269)	$(311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	213	220
Amortization and write-off of debt premiums, discounts and issuance costs	10	10
Asset impairments	—	5
Acquisition-related contingent consideration	(27)	1
Allowances for losses on trade receivables and inventories	20	12
Deferred income taxes	(91)	68
Gain on sale of assets	—	(5)
Additions (payments) of accrued legal settlements	6	(1)
Share-based compensation	58	41
Foreign exchange gain	5	4
Gain excluded from hedge effectiveness	(6)	(6)
Loss on extinguishment of debt	9	—
Amortization of interim contract and inventory step-up resulting from acquisitions	42	40
Other	(8)	(19)
Changes in operating assets and liabilities:
Trade receivables	(4)	(166)
Inventories	(10)	(113)
Prepaid expenses and other current assets	(12)	137
Accounts payable, accrued and other liabilities	74	139
Net cash provided by operating activities	10	56
Cash Flows From Investing Activities
Acquisitions and other investments	(13)	(2)
Purchases of property, plant and equipment	(199)	(139)
Purchases of marketable securities	(5)	(5)
Proceeds from sale of marketable securities	5	7
Proceeds from sale of assets and businesses, net of costs to sell	—	2
Interest settlements from cross-currency swaps	6	6
Net cash used in investing activities	(206)	(131)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	3,221	125
Repayments of debt	(3,070)	(65)
Payment of employee withholding taxes related to share-based awards	(11)	(8)
Payments of financing costs	(10)	—
Payments of noncontrolling interest distributions	(9)	—
Net cash provided by financing activities	121	52
Effect of exchange rate changes on cash and cash equivalents and restricted cash	31	(9)
Net decrease in cash and cash equivalents and restricted cash	(44)	(32)
Cash and cash equivalents and restricted cash, beginning of period	316	334
Cash and cash equivalents and restricted cash, end of period	$272	$302

Non-cash Investing Activities
Accrued purchases of property, plant and equipment	$43	$49
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC directly or indirectly holding 310,449,643 Bausch + Lomb common shares, which represents approximately 88% of the issued and outstanding common shares of Bausch + Lomb, as of July 23, 2025. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022.
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
All estimates in these Condensed Consolidated Financial Statements are based on assumptions that management believes are reasonable. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s business, financial condition, cash flows and results of operations could be materially impacted.
Adoption of New Accounting Standards
There were no new accounting standards adopted during the six months ended June 30, 2025.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2025
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2025. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2025	$120	$88	$497	$74	$26	$805
Current period provision	225	32	932	295	47	1,531
Payments and credits	(228)	(44)	(914)	(308)	(44)	(1,538)
Reserve balance, June 30, 2025	$117	$76	$515	$61	$29	$798
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $38 million and $32 million as of June 30, 2025 and January 1, 2025, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. For the six months ended June 30, 2025, included in Payments and credits in the table above, are payments made, or to be made, by Novartis, on behalf of the Company for Rebates, in accordance with the agreements associated with the 2023 acquisition of XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets (the “XIIDRA Acquisition”).

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
The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
(in millions)	2025	2024
Balance, beginning of period	$18	$21
Provision	3	2
Write-offs	(7)	(1)
Foreign exchange and other	1	(1)
Balance, end of period	$15	$21
4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of July 23, 2025, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $8 million and $5 million as of June 30, 2025 and December 31, 2024, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $11 million and $25 million as of June 30, 2025 and December 31, 2024, respectively, of which $4 million and $6 million are included within Prepaid expenses and other current assets and $7 million and $19 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
Separation Agreement with BHC
In connection with the completion of the B+L IPO, the Company entered into a Master Separation Agreement (the “MSA”), that, together with the other agreements summarized herein, govern the relationship between BHC and the Company following the completion of the B+L IPO.
Other agreements that the Company entered into with BHC that governs aspects of Bausch + Lomb’s relationship with BHC following the B+L IPO include:
•Transition Services Agreement – In connection with the completion of the B+L IPO, Bausch + Lomb has entered into the TSA with BHC to provide each other, on a transitional basis, certain administrative, human resources, treasury and support services and other assistance, for a limited time to help ensure an orderly transition following the B+L IPO. The TSA specifies the calculation of Bausch + Lomb costs and receipts for these services. Under the TSA, Bausch + Lomb has received certain services from BHC, including information technology services, technical and engineering support, application support for operations, legal, payroll, finance, tax and accounting, general administrative services and other support services, and has also provided certain similar services to BHC. Individual services provided under the TSA have been scheduled for a specific period, generally ranging from six to twelve months, depending on the nature of the services. As of the date of this filing, most of these transitional services have either expired or been terminated; however, a limited number of these transitional services are still being provided by the parties.
•Tax Matters Agreement – In connection with the completion of the B+L IPO, Bausch + Lomb has entered into a Tax Matters Agreement with BHC that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes following the B+L IPO.
•Employee Matters Agreement – In connection with the completion of the B+L IPO, Bausch + Lomb has entered into an Employee Matters Agreement with BHC that governs, among other things, the allocation of employee-related liabilities, the mechanics for the transfer of Bausch + Lomb employees, the treatment of outstanding BHC equity awards solely in connection with the Distribution and the treatment of Bausch + Lomb employees’ participation in BHC’s retirement and health and welfare plans. On July 31, 2024, Bausch + Lomb and BHC entered into an Amended and Restated Employee Matters Agreement which, among other things, sets forth revised terms for the treatment of certain BHC equity awards solely in connection with the Distribution.
In addition to the previously discussed agreements, Bausch + Lomb has entered into certain other agreements with BHC including, but not limited to, the Intellectual Property Matters Agreement and the Real Estate Matters Agreement that provide a framework for the ongoing relationship with BHC.
Charges incurred related to the above agreements were $4 million and $3 million for the six months ended June 30, 2025 and 2024, respectively, and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations.
5.ACQUISITIONS
2025 Acquisitions
Acquisition of Whitecap Biosciences
On January 3, 2025, the Company, through its affiliate, acquired Whitecap Biosciences, LLC, (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand the Company’s clinical-stage pipeline, as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. The Company accounted for the transaction as an asset acquisition and during the six months ended June 30, 2025, the Company expensed the upfront payment of approximately $28 million as acquired in-process research development costs, as included within Other expense on the Condensed Consolidated Statements of Operations.
2024 Acquisitions
Acquisition of Elios Vision

On December 10, 2024, the Company, through its affiliate, acquired Elios Vision, Inc. (“Elios Vision”), who was the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. The Company consummated the acquisition for: (i) a cash payment of approximately $99 million and (ii) potential future milestone obligations. This acquisition is expected to bolster the Company’s glaucoma treatment portfolio. The acquisition of Elios Vision has been accounted for as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed are included within the Company’s Surgical segment.
As of the acquisition date, the potential future milestone obligations, included as part of the aggregate purchase consideration, were recognized as a contingent consideration liability of $89 million, of which $11 million was recorded as a current liability. The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities. In addition, as of the acquisition date, the Company allocated the aggregate purchase consideration of $188 million based on estimated fair values, which included recording $177 million of identifiable intangible assets, $16 million of other net liabilities and $27 million of goodwill. See Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS” in the Annual Report for additional information regarding the Elios Vision acquisition, including further detail regarding the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as part of the Elios Vision acquisition, has not yet been finalized as of June 30, 2025. The areas that could be subject to change primarily relate to income tax matters. The Company will finalize these amounts no later than one year from the acquisition date.
Acquisition of Trukera Medical
On July 19, 2024, the Company, through an affiliate, acquired TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”) from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition expands the Company’s presence in the dry eye market. The acquisition of Trukera Medical has been accounted for as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed are included within the Company’s Surgical segment. As of the acquisition date, the Company allocated the aggregate purchase consideration of approximately $24 million based on estimated fair values, which included recording $16 million of identifiable intangible assets, $6 million of other net assets and $2 million of goodwill. See Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS” in the Annual Report for additional information regarding the Trukera Medical acquisition, including further detail regarding the assets acquired and liabilities assumed.
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

	June 30, 2025				December 31, 2024
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$101	$97	$4	$—	$60	$50	$10	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$7	$—	$7	$—
Liabilities:
Acquisition-related contingent consideration	$96	$—	$—	$96	$123	$—	$—	$123
Foreign currency exchange contracts	$5	$—	$5	$—	$3	$—	$3	$—
Cross-currency swaps	$162	$—	$162	$—	$34	$—	$34	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the six months ended June 30, 2025 and 2024.
Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of June 30, 2025, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets are as follows:

(in millions)	June 30, 2025	December 31, 2024
Other non-current liabilities	$168	$40
Prepaid expenses and other current assets	$6	$6
Net fair value	$162	$34
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
(Loss) gain recognized in Other comprehensive loss	$(92)	$6	$(128)	$26
Gain excluded from assessment of hedge effectiveness	$3	$3	$6	$6
Location of gain of excluded component	Interest expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the six months ended June 30, 2025 and 2024. The Company received $6 million in interest settlements for each of the six months ended June 30, 2025 and 2024, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company’s intercompany balances. As of June 30, 2025, these contracts had an aggregate notional amount of $339 million.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 are as follows:

(in millions)	June 30, 2025	December 31, 2024
Accrued and other current liabilities	$(5)	$(3)
Prepaid expenses and other current assets	$2	$7
Net fair value	$(3)	$4
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
(Loss) gain related to changes in fair value	$(3)	$—	$(7)	$3
(Loss) gain related to settlements	$(3)	$—	$(7)	$1
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2025, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 10% to 16%, and a weighted average risk-adjusted discount rate of 10%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at June 30, 2025.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024:

(in millions)	2025		2024
Balance, as of January 1,		$123		$44
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$7		$2
Fair value adjustments due to changes in estimates of future payments	(34)		(1)
Acquisition-related contingent consideration adjustments		(27)		1
Payments/Settlements		—		(1)
Balance, as of June 30,		96		44
Current portion included in Accrued and other current liabilities		4		4
Non-current portion		$92		$40
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2025 and December 31, 2024 was $5,093 million and $4,898 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2025	December 31, 2024
Raw materials	$262	$262
Work in process	85	99
Finished goods	704	675
	$1,051	$1,036
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,404	$(2,948)	$1,456	$4,373	$(2,799)	$1,574
Corporate brands	102	(22)	80	102	(18)	84
Product rights/patents	1,000	(986)	14	993	(970)	23
Other	80	(67)	13	79	(64)	15
Total finite-lived intangible assets	5,586	(4,023)	1,563	5,547	(3,851)	1,696
Acquired in-process research and development intangible asset	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$7,384	$(4,023)	$3,361	$7,345	$(3,851)	$3,494
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
There were no asset impairments during the six months ended June 30, 2025. Asset impairments during the six months ended June 30, 2024 were $5 million related to a product brand discontinuation.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2025 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Amortization	$116	$219	$217	$216	$214	$212	$369	$1,563

Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2025 and the year ended December 31, 2024 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2024	$3,556	$693	$326	$4,575
Acquisitions (Note 5)	—	—	29	29
Foreign exchange	(27)	(49)	(5)	(81)
Balance, December 31, 2024	3,529	644	350	4,523
Foreign exchange	28	104	12	144
Balance, June 30, 2025	$3,557	$748	$362	$4,667
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
June 30, 2025 Interim Assessment
During the period from October 1, 2024 (the last time goodwill was tested for all reporting units) through June 30, 2025, the Company identified a decline in its market capitalization. This decline was primarily in response to the overall volatility within the global equity markets. However, at June 30, 2025, after considering the length and lack of recovery from this market capitalization decline, in comparison to the performance of the overall equity markets, the Company believed that the fair value of its reporting units could be less than their carrying amounts, and therefore a quantitative fair value test was performed.
The quantitative fair value tests utilized the Company’s most recent cash flow projections for each of its reporting units which reflected current market conditions and current trends in business performance. The quantitative assessment utilized long-term growth rates of 3.0% and discount rates ranging from 10.00% to 11.50%, in estimation of the fair value of the reporting units. After completing the testing, the fair value of each of the Company’s reporting units exceeded its carrying value by more than 25%, and, therefore, there was no impairment to goodwill.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through June 30, 2025.

9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2025	December 31, 2024
Product Rebates	$477	$465
Employee Compensation and Benefit Costs	225	230
Product Returns	76	88
Advertising and Promotion	66	52
Discounts and Allowances	59	64
Professional Fees	52	59
Other	408	351
	$1,363	$1,309
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		June 30, 2025		December 31, 2024
(in millions)	Maturity	Principal Amount	Net of Issuance Costs	Principal Amount	Net of Issuance Costs
Senior Secured Credit Facilities
May 2027 Revolving Credit Facility	May 2027	$—	$—	$110	$110
May 2027 Term Facility	May 2027	—	—	2,437	2,410
May 2027 Incremental Term Facility	May 2027	—	—	400	396
September 2028 Term Facility	September 2028	491	484	494	486
June 2030 Revolving Credit Facility	June 2030	—	—	—	—
January 2031 Term Facility	January 2031	2,325	2,292	—	—
Senior Secured Notes
October 2028 Secured Notes	October 2028	1,400	1,385	1,400	1,382
January 2031 Secured Notes	January 2031	796	784	—	—
Other	Various	12	14	—	—
Total long-term debt		$5,024	4,959	$4,841	4,784
Less: Current portion of long-term debt			28		40
Non-current portion of long-term debt			$4,931		$4,744
Senior Secured Credit Facilities
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Original Credit Agreement”), providing for a term loan of $2,500 million with a five-year term to maturity (the “May 2027 Term Facility”) and a five-year revolving credit facility of $500 million (the “May 2027 Revolving Credit Facility”).
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to our credit agreement and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “September 2028 Term Facility”).
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility and September 2028 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to our credit agreement and consisted of borrowing $400 million of new term loans with a maturity of May 2027.

June 2025 Refinancing Activity
On June 26, 2025, the Company entered into a third amendment to our credit agreement (the “June 2025 Credit Facility Amendment”; the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the November 2024 Credit Facility Amendment and the June 2025 Credit Facility Amendment, the “Amended Credit Agreement”), whereby the Company entered into a new $800 million revolving credit facility maturing June 26, 2030 (subject to customary “springing” maturity provisions) (the “June 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “January 2031 Term Facility” and, together with the September 2028 Term Facility, the “Term Facilities”; the Term Facilities, together with the June 2030 Revolving Credit Facility, the “Senior Secured Credit Facilities”). The net proceeds from the January 2031 Secured Notes offering (as defined and described below) and the January 2031 Term Facility were used by the Company to: (i) repay in full borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2025, the principal amounts outstanding under the September 2028 Term Facility and the January 2031 Term Facility were $491 million and $2,325 million, respectively. As of June 30, 2025, the Company had no outstanding borrowings, $37 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $763 million under its June 2030 Revolving Credit Facility.
Borrowings under the June 2030 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate (“SOFR”)-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Canadian Overnight Repo Rate Average (“CORRA”)-based rate or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average (“SONIA”) (provided, however, that the term SOFR-based rate, term CORRA-based rate, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based borrowings under the June 2030 Revolving Credit Facility are not subject to any credit spread adjustment.
The applicable interest rate margins for borrowings under the June 2030 Revolving Credit Facility are between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, CORRA, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the June 2030 Revolving Credit Facility, payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the June 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at June 30, 2025 was 8.33% per annum.
Borrowings under the January 2031 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.25%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the January 2031 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the January 2031 Term Facility at June 30, 2025 was 8.57% per annum.
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

The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2025, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $15 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the January 2031 Term Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2025, the remaining mandatory quarterly amortization payments for the January 2031 Term Facility were $128 million through December 2030, with the remaining term loan balance being due in January 2031.
See Note 10, “FINANCING ARRANGEMENTS” in the Annual Report for additional information regarding the Company’s Senior Secured Credit Facilities.
Senior Secured Notes
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “October 2028 Secured Notes”).
On June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The proceeds from the January 2031 Secured Notes, along with the proceeds of the January 2031 Term Facility, were used by the Company to: (i) repay in full outstanding borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At June 30, 2025, the January 2031 Secured Notes bore interest at 5.87% per annum.
The January 2031 Secured Notes are guaranteed by the Company and each of the Company’s subsidiaries (other than the Issuers) that is a guarantor under the Amended Credit Agreement (collectively, the “Note Guarantors”). The January 2031 Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the borrowings under the Amended Credit Agreement and the obligations under the October 2028 Secured Notes.
The January 2031 Secured Notes and the guarantees related thereto rank pari passu in right of payment with all of the Issuers’ and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Issuers’ and Note Guarantors’ respective existing and future indebtedness that expressly provides for its subordination to the January 2031 Secured Notes and the applicable guarantees. The January 2031 Secured Notes and the guarantees related thereto are effectively pari passu with the Issuers’ and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the obligations under the Amended Credit Agreement, the October 2028 Secured Notes and the January 2031 Secured Notes and effectively senior to the Issuers’ and the Note Guarantors’ respective existing and future indebtedness that is unsecured, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the January 2031 Secured Notes are: (i) structurally subordinated to all liabilities of any of the Company’s subsidiaries (other than the Issuers) that do not guarantee the January 2031 Secured Notes to the extent of the value of such subsidiaries’ assets and (ii) effectively subordinated to any of the Issuers’ and Note Guarantors’ debt that is secured by assets that are not collateral to the extent of the value of such assets.
Upon the occurrence of a change in control (as defined in the indenture governing the January 2031 Secured Notes), unless the Issuers have exercised their right to redeem all of the January 2031 Secured Notes, holders of the January 2031 Secured Notes may require the Issuers to repurchase such holders’ January 2031 Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of purchase.
The January 2031 Secured Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after June 30, 2026, at a redemption price of 100.000% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption. Prior to June 30, 2026, the Issuers may redeem the January 2031 Secured Notes in whole or in part at a redemption price equal to the principal amount of the January 2031 Secured Notes redeemed plus a make-whole premium. Prior to June 30, 2026, the Issuers may on any one or more occasions redeem up to 40% of the aggregate principal amount of the January 2031 Secured Notes at a redemption price of 103.875% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption with the net cash proceeds of one or more equity offerings, subject to certain conditions.

See Note 10, “FINANCING ARRANGEMENTS” in the Annual Report for additional information regarding the Company’s Senior Secured Notes.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2025 and December 31, 2024 was 8.06% and 7.95%, respectively.
Loss on Extinguishment of Debt
In connection with the repayment of the May 2027 Term Facility, May 2027 Incremental Term Facility and May 2027 Revolving Credit Facility (as described above), the Company incurred a loss on extinguishment of debt of approximately $9 million, representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.
Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the remainder of 2025, five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2025	$14
2026	29
2027	28
2028	1,914
2029	23
2030	23
Thereafter	2,993
Total gross maturities	5,024
Unamortized discounts	(65)
Total long-term debt and other	$4,959
Covenant Compliance
The Senior Secured Credit Facilities contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict Bausch + Lomb’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The June 2030 Revolving Credit Facility also contains a financial covenant that requires the Company to, if, as of the last day of any fiscal quarter of the Company (commencing with the second full fiscal quarter ending after the closing the June 2025 Credit Facility Amendment), loans and swingline loans are outstanding thereunder in an aggregate amount greater than 35% of the total commitments thereunder at such time, maintain a maximum first lien net leverage ratio of not greater than (a) commencing with the second full fiscal quarter ending after the closing of the June 2025 Credit Facility Amendment through and including the eighth full fiscal quarter, 5.75:1.00, (b) commencing with the ninth full fiscal quarter after the closing of the June 2025 Credit Facility Amendment through and including the twelfth full fiscal quarter, 5.50:1.00, (c) commencing with the thirteenth full fiscal quarter after the closing of the June 2025 Credit Facility Amendment through and including the sixteenth full fiscal quarter, 5.25:1.00, and (d) thereafter, 5.00:1.00. The financial covenant applicable to the June 2030 Revolving Credit Facility may be waived or amended with the consent of a majority of the lenders under the June 2030 Revolving Credit Facility, and without the consent of the lenders under any other Senior Secured Credit Facility or any other person and contain a customary term loan facility standstill and customary cure rights. The indentures governing the Senior Secured Notes also contain negative covenants and events of default that are similar to those contained in the Senior Secured Credit Facilities.
As of June 30, 2025, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Condensed Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.

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
Share-based awards granted to senior management align with the Company’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return (“TSR”) (the “TSR PSUs”), (ii) attainment of certain performance targets that are based on the Company’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”) and (iii) outperformance of performance goals, based on the level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) relative TSR metric (if applicable) (“OPG PSU”). If the Company’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum.
Approximately 12,900,000 common shares were available for future grants as of June 30, 2025. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Stock options	$4	$2	$7	$4
PSUs/RSUs	26	20	51	37
Share-based compensation expense	$30	$22	$58	$41

Research and development expenses	$2	$1	$4	$2
Selling, general and administrative expenses	28	21	54	39
Share-based compensation expense	$30	$22	$58	$41

Share-based awards granted for the six months ended June 30, 2025 and 2024 consist of:

	Six Months Ended June 30,
	2025	2024
Stock options
Granted	1,374,000	1,317,000
Weighted-average exercise price	$15.86	$16.85
Weighted-average grant date fair value	$4.66	$4.92
RSUs
Granted	3,668,000	3,322,000
Weighted-average grant date fair value	$15.45	$16.74
TSR PSUs
Granted	388,000	826,000
Weighted-average grant date fair value	$15.86	$21.21
Organic Revenue Growth PSUs
Granted	753,000	379,000
Weighted-average grant date fair value	$15.98	$16.08
OPG PSUs
Granted	—	1,758,000
Weighted-average grant date fair value	$—	$17.04
As of June 30, 2025, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and PSUs amounted to $157 million, which will be amortized over a weighted-average period of 1.65 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2025	December 31, 2024
Foreign currency translation adjustment	$(1,164)	$(1,358)
Pension adjustment, net of tax	(27)	(27)
	$(1,191)	$(1,385)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.

13.OTHER EXPENSE, NET
Other expense, net for the three and six months ended June 30, 2025 and 2024 consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Asset impairments	$—	$5	$—	$5
Restructuring, integration and separation costs	31	6	32	17
Gain on sale of assets	—	(1)	—	(5)
Litigation and other matters	6	—	7	1
Acquired in-process research and development costs	1	3	29	3
Acquisition-related costs	2	1	3	1
Acquisition-related contingent consideration	(18)	—	(27)	1
Other expense, net	$22	$14	$44	$23
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs include expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring, integration and separation costs for the six months ended June 30, 2025 and 2024 were $32 million and $17 million, respectively, and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
Acquired in-process research and development costs in 2025 primarily relates to the acquisition of Whitecap Biosciences, as discussed in Note 5, “ACQUISITIONS”.
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
Benefit from income taxes for the six months ended June 30, 2025 was $58 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) a benefit for previously accrued taxes that settled favorably with the Internal Revenue Service (b) the impact of the voluntary recall of certain enVista IOL products, (c) the filing of certain tax returns and (d) a change in the deduction for stock compensation. Provision for income taxes for the six months ended June 30, 2024 was $145 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) the filing of certain tax returns, (b) a change in the deduction for stock compensation and (c) the release of uncertain tax positions where the statute of limitations in certain jurisdictions lapsed.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $204 million and $179 million as of June 30, 2025 and December 31, 2024, respectively. The increase is related to the losses incurred during the six months ended June 30, 2025 in jurisdictions for which the Company has established a full valuation allowance offset partially by movement in deferred taxes due to realized gain on loan settlements.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2017 through 2023.
The Company’s subsidiaries in Germany are under audit for tax years 2017 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority for the 2014 through 2016 period that would disallow certain transfer pricing adjustments. The Company contested this alleged tax deficiency through the appropriate appeals process and reached a preliminary settlement with the German taxing authority during the year ended December 31, 2024. The settlement was then finalized with the taxing authority and resulted in an immaterial tax cost that will close out the 2014 to 2016 audit period. The Company continues to believe this liability will be indemnified by BHC pursuant to the Tax Matters Agreement.
As of June 30, 2025 and December 31, 2024, the Company had $72 million and $64 million of unrecognized tax benefits, which included $11 million and $9 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of June 30, 2025, $56 million would reduce the Company’s effective tax rate, if recognized.
15.LOSS PER SHARE
Loss per share attributable to Bausch + Lomb Corporation for the three and six months ended June 30, 2025 and 2024 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net loss attributable to Bausch + Lomb Corporation	$(62)	$(151)	$(274)	$(318)
Basic weighted-average common shares outstanding	353.7	351.8	353.3	351.5
Diluted effect of stock options and RSUs	—	—	—	—
Diluted weighted-average common shares outstanding	353.7	351.8	353.3	351.5

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(0.18)	$(0.43)	$(0.78)	$(0.90)
During the three and six months ended June 30, 2025 and 2024, all potential common shares issuable for RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,758,000 and 2,499,000 common shares for the three and six months ended June 30, 2025, respectively. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,238,000 and 1,419,000 common shares for the three and six months ended June 30, 2024, respectively.
During the three and six months ended June 30, 2025, RSUs, PSUs and stock options to purchase approximately 16,592,000 and 15,247,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2025, an additional 3,312,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2025, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $13 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market price or value of its common shares and/or debt securities to decline.

Antitrust
Generic Pricing Antitrust Litigation
BHC and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”), as well as Bausch + Lomb Corporation (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants has been remanded to and is pending in the U.S. District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and these cases will be defended vigorously.
Additionally, BHC and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively the “Company”) have been named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff seeks to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contains similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the U.S. Court for the Eastern District of Pennsylvania. The Company disputes the claims against it and this case will be defended vigorously.
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
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, BHC and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-three (23) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. One (1) case was also recently dismissed with prejudice in its entirety for failure of plaintiff to comply with court orders requiring plaintiff fact sheets. Two cases in the federal Multidistrict Litigation were dismissed recently for failure to comply with orders requiring Plaintiff Profile Forms. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to BHC and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-two (22) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against BHC and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to BHC or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December

16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing BHC as a defendant; as a result, the British Columbia class action is concluded as to BHC.
In October 2021, Johnson & Johnson, through one or more subsidiaries purported to complete a Texas divisional merger with respect to any talc liabilities at Johnson & Johnson Consumer, Inc. (“JJCI”). LTL Management, LLC (“LTL”), the resulting entity of the divisional merger, assumed JJCI’s talc liabilities and thereafter filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Western District of North Carolina, which in November 2021 was transferred to the U.S. Bankruptcy Court for the District of New Jersey (the “New Jersey Bankruptcy Court”). The first bankruptcy case was dismissed on April 4, 2023, after a decision by the Third Circuit Court of Appeals, and LTL re-filed a new Chapter 11 case on the same day. Several motions to dismiss were again filed, and on August 11, 2023, the second Chapter 11 case was dismissed. LTL and certain supporting creditors and tort claimants appealed, and on July 25, 2024, the Third Circuit affirmed the dismissal order, and LTL’s second bankruptcy case was closed. During the pendency of LTL’s bankruptcy cases, the New Jersey Bankruptcy Court extended a preliminary injunction that had stayed substantially all cases subject to the indemnification agreement related to Johnson & Johnson’s talc liability, which injunction was terminated in connection with the bankruptcy case dismissal.
In December 2023, LTL changed its name to LLT Management LLC (“LLT”). In June and July 2024, LLT solicited votes for a new “pre-packaged” Chapter 11 plan, and after the reported successful solicitation of votes to commence the planned bankruptcy, LLT and certain affiliates underwent another corporate restructuring that resulted in two entities, Red River Talc LLC (“Red River”) and Pecos River Talc LLC (“Pecos River”), assuming the talc liabilities of LLT. On September 20, 2024, Red River filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas (the “Texas Bankruptcy Court”), seeking to resolve all ovarian cancer-related talc claims. On October 21, 2024, the Texas Bankruptcy Court agreed to enter a temporary restraining order and preliminary injunction staying all ovarian cancer-related talc claims at least through December 2024, which it has since extended through March 15, 2025. On December 9, 2024, Red River filed a Second Amended Chapter 11 plan incorporating the settlement with the Talc Claimants’ Committee. A hearing on confirmation of the plan and any objections thereto began on February 18, 2025. Johnson & Johnson has reported that the entity Pecos River will be responsible for resolving all non-ovarian cancer-related talc claims outside of bankruptcy. After the conclusion of the confirmation hearing, on March 31, 2025, the Texas Bankruptcy Court issued a memorandum decision denying confirmation of the plan, ordering the dismissal of Red River’s bankruptcy case and vacating the preliminary injunction. The debtor’s time to appeal has expired. Certain claimants filed motions to reconsider the dismissal of the bankruptcy case. Those motions were denied and the time to appeal has expired.
Red River, Pecos River and Johnson & Johnson continue to have indemnification obligations running to BHC and its affiliates, including Bausch + Lomb, for Shower to Shower® related product liability litigation. It is our expectation that Johnson & Johnson, in accordance with the applicable indemnification agreement, will continue to vigorously defend BHC and Bausch + Lomb in each of the remaining actions, and that BHC and Bausch + Lomb will not incur any material losses with respect to indemnification claims as a result of the divisional merger or the bankruptcy.
General Civil Actions
U.S. Securities Litigation – New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, BHC and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain BHC assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against BHC in the individual opt-out actions. The declaratory judgment action also alleges that the potential future separation of Bausch + Lomb from BHC by distribution of Bausch + Lomb stock to BHC’s shareholders would leave BHC with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against BHC in the underlying individual opt-out actions and BHC disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt-out actions are made against BHC and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by BHC and/or failures to disclose information about BHC’s business and prospects, including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, BHC and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction and sought interim relief including expedited discovery. On December 13, 2022, the

Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of BHC’s and Bausch + Lomb’s forthcoming motions to dismiss, while instructing BHC to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, BHC and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss. Discovery is ongoing.
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
Intellectual Property Matters
Lumify® Paragraph IV Proceedings – DRL, Somerset and Gland
On August 16, 2021, Bausch & Lomb Incorporated (“B&L Inc.”) received a Notice of Paragraph IV Certification from Slayback Pharma LLC (“Slayback”), in which Slayback asserted that certain U.S. patents, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops (the “Lumify Patents”), are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Slayback’s generic drops, for which an Abbreviated New Drug Application (“ANDA”) has been filed by Slayback. B&L Inc., through its affiliate Bausch + Lomb Ireland Limited, exclusively licenses the Lumify Patents from Eye Therapies, LLC (“Eye Therapies”). On September 10, 2021, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit in the U.S. District Court for the District of New Jersey against Slayback pursuant to the Hatch-Waxman Act, alleging infringement by Slayback of one or more claims of the Lumify Patents (the “Slayback Lawsuit”), thereby triggering a 30-month stay of the approval of the Slayback ANDA. Since then, U.S. Patent No. 9,259,425 has been dismissed from the case.
On May 15, 2023, the United States Patent & Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) issued a Final Written Decision, finding all claims of U.S. Patent No. 8,293,742 unpatentable (IPR2022-00142). This decision was appealed to the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). The Federal Circuit issued its opinion on June 30, 2025, which reversed the PTAB’s claim construction of certain limitation, vacated its obviousness finding, and remanded for further proceedings. The mandate has not yet issued and thus the remand is not yet effectuated.
Furthermore, two additional patents (U.S. Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed in the U.S. District Court for the District of New Jersey against Slayback and its licensee, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”) (the “DRL Lawsuits”). The Slayback Lawsuit and DRL Lawsuits were subsequently consolidated into one district court action before the U.S. District Court for the District of New Jersey (3:21-cv-16766-RK-RLS). On December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL and a hearing was held in January 2024. On May 10, 2024, the Court denied Plaintiffs’ Motion, finding that Plaintiffs had not proven that they would be “irreparably harmed” absent a preliminary injunction.

Additionally, on December 18, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies amended its complaint in the consolidated district court action to add claims for copyright infringement, as well as claims under the Lanham Act, including trademark and trade dress infringement. DRL subsequently petitioned for inter partes review (“IPR”) of U.S. Patent Nos. 11,596,600 and 11,833,245 and the PTAB instituted both petitions (IPR2024-00467 and IPR2024-00563). Oral argument was held before the PTAB on May 13, 2025.
On July 9, 2025, settlement was reached with DRL and B&L Inc., Bausch + Lomb Ireland Limited, Eye Therapies and DRL entered into a settlement agreement effective as of July 9, 2025, providing for, among other things, a market entry date of June 30, 2027 (or earlier subject to certain acceleration clauses) for DRL’s generic drops. On July 14, 2025, the consolidated district court action (3:21-cv-16766-RK-RLS) was dismissed without prejudice and on July 22, 2025, the PTAB terminated IPR2024-00467 and IPR2024-00563. After a mandate issues from the Federal Circuit, a joint motion to terminate IPR2022-00142 will be filed.
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
In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, the Company previously commenced (or may in the future commence in response to a recently received Notice of Paragraph IV Certification) infringement proceedings against potential generic competitors in the U.S. In connection with Vyzulta®, two matters have been resolved and dismissed and one Notice of Paragraph IV Certification is under review. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the parties await a decision; another matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended June 30, 2025 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
PreserVision® AREDS Patent Litigation
PreserVision® AREDS and PreserVision® AREDS 2 are OTC eye vitamin formulas for those with moderate-to-advanced AMD. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. B&L Inc. has filed patent infringement proceedings against 20 named defendants in 17 proceedings claiming infringement of these patents and, in certain circumstances, related unfair competition and false advertising causes of action. All of these proceedings are now closed, with fifteen settling and two resulting in default. The last ongoing matter (Bausch & Lomb Inc. & PF Consumer Healthcare 1 LLC v. SBH Holdings LLC, C.A. No. 20-cv-01463-GBW-CJB (D. Del.)) was dismissed with prejudice on April 10, 2025.
New Mexico Attorney General Consumer Protection Action
BHC and Bausch Health US were named in an action brought by State of New Mexico ex rel. Hector H. Balderas, Attorney General of New Mexico, in the County of Santa Fe New Mexico First Judicial District Court (New Mexico ex rel. Balderas v.

Johnson & Johnson, et al., Civil Action No. D-101-CV-2020-00013, filed on January 2, 2020), alleging consumer protection claims against Johnson & Johnson and Johnson & Johnson Consumer, Inc., BHC and Bausch Health US related to Shower to Shower® and its alleged causal link to mesothelioma and other cancers. In April 2020, Bausch Health US filed a motion to dismiss, which in September 2020, the Court granted in part as to the New Mexico Medicaid Fraud Act and New Mexico Fraud Against Taxpayers Act claims and denied as to all other claims. The State of New Mexico brought claims against all defendants under the New Mexico Unfair Practices Act and other common law and equitable causes of action, alleging defendants engaged in wrongful marketing, sale and promotion of talcum powder products. The lawsuit sought to recover the cost of the talcum powder products as well as the cost of treating asbestos-related cancers allegedly caused by those products. Bausch Health US filed its answer on November 16, 2020. On December 30, 2020, Johnson & Johnson filed a Motion for Partial Judgment on the Pleadings and on January 4, 2021, Bausch Health US filed a joinder to that motion, which was denied on March 8, 2021. Trial was scheduled to begin on May 30, 2023, until the case was stayed by an interlocutory appeal to the New Mexico Supreme Court by Johnson & Johnson. That stay was lifted on October 21, 2024 when the New Mexico Supreme Court ruled in favor of Johnson & Johnson and reversed the trial court, remanding the case back for further proceedings.
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
The State has negotiated a settlement of the lawsuit with Johnson & Johnson, in which BHC and its affiliates, including Bausch + Lomb, are released parties. Following completion of the settlement and payment, a consent judgment dismissing the Company and its affiliates was entered on May 5, 2025.
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
Segment Revenues and Profit

Segment revenues and profits for the three and six months ended June 30, 2025 and 2024 were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Product Sales	$751	$695	$307	$310	$214	$208	$1,272	$1,213
Other Revenues	2	2	2	—	2	1	6	3
	753	697	309	310	216	209	1,278	1,216

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	290	258	104	96	129	128
Cost of other revenues	—	—	2	1	—	—
Selling, general and administrative	243	236	154	126	73	67
Research and development	11	11	12	9	12	10
Segment Profit	$209	$192	$37	$78	$2	$4	248	274
Corporate							(170)	(160)
Amortization of intangible assets							(67)	(74)
Other expense, net							(22)	(14)
Operating (loss) income							(11)	26
Interest income							3	3
Interest expense							(128)	(102)
Loss on extinguishment of debt							(9)	—
Foreign exchange and other							(2)	(3)
Loss before provision for income taxes							$(147)	$(76)

	Vision Care		Pharmaceuticals		Surgical		Total
	Six Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Product Sales	$1,405	$1,328	$573	$576	$427	$403	$2,405	$2,307
Other Revenues	4	4	3	1	3	3	10	8
	1,409	1,332	576	577	430	406	2,415	2,315

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	541	483	197	181	266	241
Cost of other revenues	—	—	3	2	—	—
Selling, general and administrative	464	455	307	248	146	131
Research and development	19	24	21	15	23	19
Segment Profit	$385	$370	$48	$131	$(5)	$15	428	516
Corporate							(344)	(313)
Amortization of intangible assets							(134)	(148)
Other expense, net							(44)	(23)
Operating (loss) income							(94)	32
Interest income							6	6
Interest expense							(222)	(201)
Loss on extinguishment of debt							(9)	—
Foreign exchange and other							(8)	(3)
Loss before provision for income taxes							$(327)	$(166)

Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Pharmaceuticals	$1	$1	$259	$244	$—	$—	$260	$245
Devices	258	237	—	—	214	208	472	445
OTC	482	447	—	—	—	—	482	447
Branded and Other Generics	10	10	48	66	—	—	58	76
Other revenues	2	2	2	—	2	1	6	3
	$753	$697	$309	$310	$216	$209	$1,278	$1,216

	Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Pharmaceuticals	$2	$2	$480	$452	$—	$—	$482	$454
Devices	493	466	—	—	427	403	920	869
OTC	891	842	—	—	—	—	891	842
Branded and Other Generics	19	18	93	124	—	—	112	142
Other revenues	4	4	3	1	3	3	10	8
	$1,409	$1,332	$576	$577	$430	$406	$2,415	$2,315
The top ten products/franchises represented 54% and 53% of total revenues for the six months ended June 30, 2025 and 2024, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through July 30, 2025 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 19, 2025 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR+ at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024.
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88% of the issued and outstanding common shares of Bausch + Lomb, as of July 23, 2025. Bausch + Lomb understands that BHC continues to believe that completing the separation of our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”), which may include the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), the monetization of all or a portion of BHC’s ownership interest in Bausch + Lomb, the sale of the Company (a “Sale Transaction”) or a combination thereof, makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings. The Distribution is subject to the achievement of targeted debt leverage ratios and the completion of the Separation is subject to the receipt of any applicable shareholder and other necessary approvals and other factors and is subject to various risk factors. For additional information on the risks related to the Separation, see Item 1A. “Risk Factors — Risks Relating to the Separation” of our Annual Report. There can be no assurance that the Separation will be consummated, the form any such consummated Separation would take or that a Distribution or Sale Transaction will occur as part of that Separation or that even if consummated, we will realize the anticipated benefits from the Separation.
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
Strategic Acquisitions and Licensing Agreements
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
During 2025, the Company acquired Whitecap Biosciences LLC (“Whitecap Biosciences”). The acquisition is expected to expand the Company’s clinical-stage pipeline, as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy.
Prior to 2025, certain strategic acquisitions that we had entered into included the following:
•Acquisition of Elios Vision – In December 2024, we acquired Elios Vision, Inc. (“Elios Vision”). Elios Vision, a privately held company, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. The U.S. submission of this product is being planned and we expect this acquisition to then bolster the Company’s glaucoma treatment portfolio.
•Acquisition of Trukera Medical – In July 2024, we acquired TearLab Corporation, d/b/a Trukera Medical (“Trukera Medical”) from its private equity owner, AccelMed Partners, and other shareholders. Trukera Medical, a U.S.-based privately held ophthalmic medical diagnostic company, commercializes ScoutPro®, a point-of-care portable device for precisely measuring osmolarity, the salt content of a person’s tears. This acquisition expands the Company’s presence in the dry eye market.
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

•Acquisition of AcuFocus – During January 2023, we acquired AcuFocus, Inc. (“AcuFocus”). AcuFocus is an ophthalmic medical device company that has delivered breakthrough small aperture intraocular technology to address diverse unmet needs in eye care. The IC-8® Apthera™ IOL was approved by the U.S. Food and Drug Administration (the “FDA”) in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. We believe that the IC-8® AptheraTM IOL will bolster our surgical portfolio by enhancing our IOL offerings, which is a strategic area of focus for the Company.
We regularly consider further strategic licensing and acquisition opportunities, some of which could be material in size.
Product Development
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
Our internal R&D organization focuses on the development of products through robust bench testing that is designed to comply with international standards and through clinical trials. Certain of our key pipeline products are listed below.
Vision Care
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the New Drug Application (“NDA”) was approved by the FDA in April 2024, began launching in the first quarter of 2025. In addition, the Company is in the process of initiating a Lumify® next generation clinical study, for which enrollment has been completed and we expect topline results by the end of 2025.
•BlinkTM Franchise – During June 2024, we expanded our over-the-counter dry eye portfolio with the launch of BlinkTM NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms. During June 2025, the Company began launching Blink® Nourish and Blink® Boost lubricating eye drops in the U.S.
•AREDS3 Vitamins – We started the development of AREDS3, a next-generation eye vitamin formulation, in an effort to expand our eye vitamins portfolio.
•Biomimetic Lens – Internal clinical studies have been ongoing related to the development of a biomimetic lens, a novel material design for daily disposable contact lens.
•Myopia Control Contact Lens – A multi-year study has begun for a Myopia control lens. We expect to receive a year 1 interim report during 2026.
Pharmaceuticals
•Dual-Action Lifitegrast – We anticipate initiating a clinical study in the second half of 2025 in an effort to begin developing the first dual-action therapeutic to address evaporative and inflammatory dry eye.
•Ocular Pain – We anticipate initiating a clinical study in the second half of 2025 in an effort to begin developing a first-in-class therapy for ocular surface pain.
•Glaucoma Neuroprotection – We anticipate initiating a clinical study in the second half of 2025 in an effort to begin developing the first glaucoma therapy to lower intraocular pressure and improve visual function.
Surgical
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with the following:
◦enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics were launched in the U.S. during October 2023 and in Europe in January 2025 and the Canada launch is in process.
◦enVista Envy® launched in Canada in June 2024 and the U.S. and Europe launches are in-process.

◦enVista BeyondTM extended depth of focus (“EDOF”) is anticipated to launch in the U.S. early 2027.
•LuxLife® – We are expanding our portfolio of premium IOLs built on the “Lux” platform with the LuxLife® Trifocal IOL with two options, non-Toric and Toric for astigmatic patients.  The European launch of this product is in process.
•ELIOS® – As discussed above, we plan to expand our glaucoma treatment portfolio with ELIOS®, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. The U.S. submission of this product is being planned.
In addition, we have a number of other pipeline products that we are in the process of developing.
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
In response to the investigation, the Company has implemented enhanced inspection protocols for IOLs, as well as more explicit standards for how the monomers that make up its lenses are prepared by vendors. With these new processes in place, the Company has returned to full production of all enVista IOLs and has been shipping into the market to resupply inventory.
Russia-Ukraine War
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia, Belarus and specific areas of Ukraine have continued, the war has continued to affect economic and global financial markets and placed further pressure on ongoing economic challenges, including issues such as inflation and global supply-chain disruption.
The former Biden administration imposed U.S. sanctions and export controls against Russia and Belarus in response to the ongoing war. These sanctions temporarily impacted our ability to distribute our U.S. manufactured contact lenses and our U.S. surgical products to Russia and Belarus. However, in response to these sanctions, we applied for licenses with the U.S. Department of Commerce’s Bureau of Industry and Security for both Russia and Belarus and we have all licenses, or other applicable governmental authorizations, necessary to allow us to sell the applicable currently sanctioned products in each of these countries. The Trump administration has extended the sanctions imposed by the former Biden administration and has also indicated that it may impose additional sanctions against Russia and/or secondary sanctions against countries doing business with Russia, if negotiations are not progressed respecting a ceasefire or possible end to the conflict in Ukraine.
In addition, the EU has also imposed several rounds of sanctions against Russia. We have obtained licenses, where required, for products and services provided to Russia from the EU and from the relevant EU member states.
To date, the challenges associated with the Russia-Ukraine War and related sanctions from the U.S., EU and elsewhere have not yet had a material impact on our operations; although, we continue to review recent and proposed sanctions imposed by the EU, U.S. and others to assess their impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately 3% of our total revenues for, both, the six months ended June 30, 2025 and year ended December 31, 2024. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.

Conflict in the Middle East
The conflict between Israel and Hamas began during October 2023 and has since expanded to include other countries and militant groups, including Iran. Our revenues attributable to the impacted regions for the six months ended June 30, 2025 and year ended December 31, 2024 were less than 1% of our total revenues in each period. Sales in Iran are covered by a general OFAC license. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
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
As of the date of this filing, the current state of recent tariffs, counter-tariffs and other trade restrictions is fluid and continuously evolving; however, the Company is monitoring the status and believes that, building on its existing revenue stream from products manufactured in-country (which in certain key regions, such as the U.S. and EU, represent a significant portion of the overall revenue), it has certain potential actions that could be taken in response to such tariffs, counter-tariffs and other trade restrictions to help to mitigate their overall impact to the Company and its business. These actions may include strategic inventory stocking, leveraging its global footprint to shift manufacturing and optimizing existing capacity to in-source manufacturing.
See the section entitled “Risk Factors” included in our Annual Report, for additional information on the risks associated with tariffs.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation was extended to 2024 or, with respect to certain components of the plan, to 2025. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including several countries which did not agree to the initial plan. Under Pillar One, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal year beginning on or after December 31, 2023. For example, on December 15, 2022, the European Union member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states were expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”), which was enacted on June 20, 2024. The GMTA is generally aligned with the model rules proposed by the OECD and is effective for fiscal years beginning on or after December 31, 2023. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules (“GloBe”), transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. On June 17, 2024, the OECD published further administrative guidance to clarify the operation of the model rules. On January 15, 2025, the OECD published additional guidance on the interpretation of the GloBe model rules, including the central record that contained two lists of jurisdictions that have (i) income inclusion rules (the “IIR”) and (ii) domestic minimum top-up taxes (“QDMTT”) that have transitional qualified status. Canada’s GMTA is included in both lists. The central record was amended by the Inclusive Framework on March 28, 2025 to add new jurisdictions.
The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On January 20, 2025, the Trump Administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of the G7 countries announced an agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting. However, we cannot predict whether or when such agreement will be brought into force, and whether the United States will adopt any other protective measures including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar One or Pillar Two, in response to the executive order, the agreement in principle described above, or otherwise. It is possible that any changes in U.S. or non-U.S. tax law could have material adverse effect on our future tax liabilities and our effective tax rate.
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
U.S. Legislative Changes
On July 4, 2025, President Trump signed into law H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”). The effects of this legislation for the Company include extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international). The corporate tax rate remains unchanged but bonus depreciation, domestic R&D expensing, and an adjustment to the interest deduction limitation were retroactive to January 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing GILTI, foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT) provisions. These changes are effective for taxable years after 2025. The Company is evaluating the effects of this legislation on its tax provision for both 2025 and future years. Management will continue to evaluate the impact on future reporting periods.
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
In addition, in connection with our Lumify®, PreserVision®, Vyzulta® and Lotemax® SM products, we have commenced ongoing infringement proceedings against potential generic competitors or other potential infringers in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products. The PreserVision® U.S. formulation patent expired in March 2021, but a patent covering methods of using the formulation remains in force into 2026. PreserVision® products accounted for approximately 6% and 7% of our total revenues in 2024 and 2023, respectively. While PreserVision® and Lumify® are (or were) the subjects of certain ongoing and past patent infringement proceedings and while the Company cannot predict the magnitude of a LOE impact from PreserVision® and Lumify®, as these are OTC products, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
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

RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Revenues
Product sales	$1,272	$1,213	$59	$2,405	$2,307	$98
Other revenues	6	3	3	10	8	2
	1,278	1,216	62	2,415	2,315	100
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	523	482	41	1,004	905	99
Cost of other revenues	2	1	1	3	2	1
Selling, general and administrative (Note 4)	579	535	44	1,142	1,039	103
Research and development	96	84	12	182	166	16
Amortization of intangible assets	67	74	(7)	134	148	(14)
Other expense, net	22	14	8	44	23	21
	1,289	1,190	99	2,509	2,283	226
Operating (loss) income	(11)	26	(37)	(94)	32	(126)
Interest income	3	3	—	6	6	—
Interest expense	(128)	(102)	(26)	(222)	(201)	(21)
Loss on extinguishment of debt	(9)	—	(9)	(9)	—	(9)
Foreign exchange and other	(2)	(3)	1	(8)	(3)	(5)
Loss before provision for income taxes	(147)	(76)	(71)	(327)	(166)	(161)
Benefit from (provision for income taxes)	89	(72)	161	58	(145)	203
Net loss	(58)	(148)	90	(269)	(311)	42
Net income attributable to noncontrolling interest	(4)	(3)	(1)	(5)	(7)	2
Net loss attributable to Bausch + Lomb Corporation	$(62)	$(151)	$89	$(274)	$(318)	$44

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
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
Our revenues were $1,278 million and $1,216 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $62 million, or 5%. The increase was attributable to: (i) increased volumes of $64 million within our Vision Care and Pharmaceuticals segments, (ii) the favorable impact of foreign currencies of $21 million and (iii) incremental sales attributable to acquisitions of $6 million, within our Surgical segment. The increases in revenue were partially offset by: (i) decreased net realized pricing of $27 million, driven by our Pharmaceuticals segment and (ii) the impact of divestitures and discontinuations of $2 million related to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended June 30, 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$753	59%	$697	57%	$56	8%
Pharmaceuticals	309	24%	310	26%	(1)	—%
Surgical	216	17%	209	17%	7	3%
Total revenues	$1,278	100%	$1,216	100%	$62	5%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$753	$(14)	$739	$697	$42	6%
Pharmaceuticals	309	(2)	307	310	(3)	(1)%
Surgical	216	(5)	211	209	2	1%
Total	$1,278	$(21)	$1,257	$1,216	$41	3%
Vision Care Segment Revenue
The Vision Care segment revenue was $753 million and $697 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $56 million, or 8%. The increase was primarily driven by sales from our dry eye portfolio and Lumify® within our consumer eye care business and the performance of SiHy Daily lenses, Ultra® and Biotrue® within our contact lens business. This increase included: (i) an increase in volumes of $30 million, (ii) the favorable impact of foreign currencies of $14 million and (iii) an increase in net pricing of $14 million, partially offset by the impact of divestitures and discontinuations of $2 million.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $309 million and $310 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $1 million. The decrease was primarily driven by declines in the U.S. generics business and gross-to-net pricing pressures, primarily attributable to XIIDRA®, partially offset by the increased net sales for MIEBO®, driven by its continued positive momentum since launching. This decrease included a decrease in net realized pricing of $43 million, partially offset by: (i) an increase in volumes of $40 million and (ii) the favorable impact of foreign currencies of $2 million.
Surgical Segment Revenue
The Surgical segment revenue was $216 million and $209 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $7 million, or 3%. The increase was primarily driven by increased demand of consumables, partially offset by the voluntary recall of certain enVista IOL products, as previously discussed. This increase included: (i) incremental sales from acquisitions of $6 million, (ii) an increase in net realized pricing of $2 million and (iii) the favorable impact of foreign currencies of $5 million, partially offset by a decrease in volumes of $6 million.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$2,070	100.0%	$1,879	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	119	5.70%	109	5.80%
Returns	21	1.00%	24	1.30%
Rebates	487	23.60%	355	18.90%
Chargebacks	149	7.20%	158	8.40%
Distribution fees	22	1.10%	20	1.00%
Total provisions	798	38.60%	666	35.40%
Net product sales	1,272	61.40%	1,213	64.60%
Other revenues	6		3
Revenues	$1,278		$1,216
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.6% and 35.4% for the three months ended June 30, 2025 and 2024, respectively, an increase of 3.2% percentage points, and is primarily attributable to the increase in rebates from our dry eye portfolio, including XIIDRA® and MIEBO®.
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
Cost of goods sold was $523 million and $482 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $41 million, or 9%. The increase was primarily driven by: (i) higher volumes and (ii) the unfavorable impact of foreign currencies.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $18 million, primarily driven by: (i) higher volumes and (ii) the favorable impact of foreign currencies, partially offset by the decrease in net realized pricing.
Cost of goods sold as a percentage of Product sales was 41.1% and 39.7% for the three months ended June 30, 2025 and 2024, respectively. The unfavorable change was driven by product mix and the overall impact of the voluntary recall of certain enVista IOL products.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses primarily include: employee compensation associated with sales and marketing, finance, legal, information technology, human resources and other administrative functions; certain outside legal fees and consultancy costs; product promotion expenses; overhead and occupancy costs; depreciation of corporate facilities and equipment; and other general and administrative costs.
SG&A expenses were $579 million and $535 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $44 million, or 8%. The increase was primarily attributable to higher selling and advertising and promotion costs, primarily attributable to MIEBO®.
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

R&D expenses were $96 million and $84 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $12 million, or 14%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 3 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $67 million and $74 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $7 million, or 9%, primarily due to fully amortized intangible assets no longer being amortized.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the three months ended June 30, 2025 and 2024 consists of the following:

	Three Months Ended June 30,
(in millions)	2025	2024
Asset impairments	$—	$5
Restructuring, integration and separation costs	31	6
Gain on sale of assets	—	(1)
Litigation and other matters	6	—
Acquired in-process research and development costs	1	3
Acquisition-related costs	2	1
Acquisition-related contingent consideration	(18)	—
Other expense, net	$22	$14
Operating (Loss) Income
Operating loss was $11 million for the three months ended June 30, 2025, as compared to operating income of $26 million for the three months ended June 30, 2024, a decrease in our operating results of $37 million. This decrease primarily reflects the increase in SG&A, partially offset by the increase in contribution, each as previously discussed.
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
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$209	28%	$192	28%	$17	9%
Pharmaceuticals	37	12%	78	25%	(41)	(53)%
Surgical	2	1%	4	2%	(2)	(50)%

Vision Care Segment Profit
The Vision Care segment profit was $209 million and $192 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $17 million. The increase was primarily driven by the increase in revenue, partially offset by higher cost of sales, driven by our contact lens businesses, and higher selling expense.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $37 million and $78 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $41 million. The decrease was primarily driven by: (i) higher selling and advertising and promotional expenses related to MIEBO®, (ii) declines in the U.S. generics business and (iii) gross-to-net pricing pressures, primarily attributable to XIIDRA®.
Surgical Segment Profit
The Surgical segment profit was $2 million and $4 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $2 million. The decrease was primarily due to the overall impact of the voluntary recall of certain enVista IOL products.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $128 million and $102 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $26 million. The increase is primarily attributable to the write-off of financing costs associated with the June 2025 refinancing. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding our financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $9 million for the three months ended June 30, 2025 and relates to our June 2025 refinancing.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $2 million and $3 million for the three months ended June 30, 2025 and 2024, respectively.
Income Taxes
Benefit from income taxes was $89 million for the three months ended June 30, 2025, as compared to a provision for income taxes of $72 million for the three months ended June 30, 2024, a favorable change of $161 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional and seasonal mix of earnings and (ii) discrete tax effects of: (a) a benefit for previously accrued taxes that settled favorably with the Internal Revenue Service and (b) the filings of certain tax returns.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation was $62 million and $151 million for the three months ended June 30, 2025 and 2024, respectively, an increase in our results of $89 million and was primarily due to the decrease in income taxes of $161 million, partially offset by the decrease in our operating results of $37 million and increase interest expense of $26 million, each as previously discussed.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenues
Our revenues were $2,415 million and $2,315 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $100 million, or 4%. The increase was attributable to: (i) increased volumes of $127 million across each of our segments, (ii) incremental sales attributable to acquisitions of $12 million, within our Surgical segment and (iii) the favorable impact of foreign currencies of $2 million. The increases in revenue were partially offset by: (i) decreased net realized pricing of $38 million, driven by our Pharmaceuticals segment and (ii) the impact of divestitures and discontinuations of $3 million, relating to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the six months ended June 30, 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$1,409	58%	$1,332	57%	$77	6%
Pharmaceuticals	576	24%	577	25%	(1)	—%
Surgical	430	18%	406	18%	24	6%
Total revenues	$2,415	100%	$2,315	100%	$100	4%
Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)
The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the six months ended June 30, 2025 and 2024. Constant Currency Revenues (non-GAAP) and Constant Currency Revenue Growth (non-GAAP) are defined in the previous section titled “Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)”.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$1,409	$(1)	$1,408	$1,332	$76	6%
Pharmaceuticals	576	—	576	577	(1)	—%
Surgical	430	(1)	429	406	23	6%
Total	$2,415	$(2)	$2,413	$2,315	$98	4%
Vision Care Segment Revenue
The Vision Care segment revenue was $1,409 million and $1,332 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $77 million, or 6%. The increase was primarily driven by sales from our dry eye portfolio and Lumify® within our consumer eye care business and the performance of SiHy Daily lenses and Ultra® within our contact lens business. This increase included: (i) an increase in volumes of $55 million, (ii) an increase in net pricing of $24 million and (iii) the favorable impact of foreign currencies of $1 million, partially offset by the impact of divestitures and discontinuations of $3 million.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $576 million and $577 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $1 million. The decrease was primarily driven by declines in the U.S. generics business and gross-to-net pricing pressures, primarily attributable to XIIDRA®, partially offset by the increased net sales for MIEBO®, driven by its continued positive momentum since launching. The decrease included a decrease in net realized pricing of $65 million, partially offset by an increase in volumes of $64 million.
Surgical Segment Revenue
The Surgical segment revenue was $430 million and $406 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $24 million, or 6%. The increase was primarily driven by: (i) increased demand of consumables, (ii) increased demand of implantables, driven by our premium IOL portfolio and (iii) increased equipment sales, partially offset by the voluntary recall of certain enVista IOL products, as previously discussed. This increase included: (i) incremental sales from acquisitions of $12 million, (ii) an increase in volumes of $8 million, (iii) an increase in net realized pricing of $3 million and (iv) the favorable impact of foreign currencies of $1 million.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$3,936	100.0%	$3,606	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	225	5.70%	208	5.80%
Returns	32	0.80%	48	1.30%
Rebates	932	23.70%	688	19.10%
Chargebacks	295	7.50%	318	8.80%
Distribution fees	47	1.20%	37	1.00%
Total provisions	1,531	38.90%	1,299	36.00%
Net product sales	2,405	61.10%	2,307	64.00%
Other revenues	10		8
Revenues	$2,415		$2,315
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.9% and 36.0% for the six months ended June 30, 2025 and 2024, respectively, an increase of 2.9% percentage points, and is primarily attributable to the increase in rebates from our dry eye portfolio, including XIIDRA® and MIEBO®.
Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $1,004 million and $905 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $99 million, or 11%. The increase was primarily driven by: (i) higher volumes and (ii) higher manufacturing variances, which include an inventory reserve related to the voluntary recall of certain enVista IOL products.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) decreased by $1 million, primarily driven by: (i) higher manufacturing variances, including that related to the voluntary recall of certain enVista IOL products and (ii) product mix.
Cost of goods sold as a percentage of Product sales was 41.7% and 39.2% for the six months ended June 30, 2025 and 2024, respectively. The unfavorable change was driven by product mix and the overall impact of the voluntary recall of certain enVista IOL products.
Selling, General and Administrative Expenses
SG&A expenses were $1,142 million and $1,039 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $103 million, or 10%. The increase was primarily attributable to: (i) higher selling and advertising and promotion costs, primarily attributable to MIEBO® and (ii) higher Business Transformation Costs (defined and discussed below).
Research and Development Expenses
R&D expenses were $182 million and $166 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $16 million, or 10%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Amortization of Intangible assets was $134 million and $148 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $14 million, or 9%, primarily due to fully amortized intangible assets no longer being amortized.

See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the six months ended June 30, 2025 and 2024 consists of the following:

	Six Months Ended June 30,
(in millions)	2025	2024
Asset impairments	$—	$5
Restructuring, integration and separation costs	32	17
Gain on sale of assets	—	(5)
Litigation and other matters	7	1
Acquired in-process research and development costs	29	3
Acquisition-related costs	3	1
Acquisition-related contingent consideration	(27)	1
Other expense, net	$44	$23
Acquired in-process research and development costs in 2025 primarily relate to the acquisition of Whitecap Biosciences, as previously discussed.
Operating (Loss) Income
Operating loss was $94 million for the six months ended June 30, 2025, as compared to operating income of $32 million for the six months ended June 30, 2024, a decrease in our operating results of $126 million. This decrease primarily reflects the increase in SG&A and other expense, each as previously discussed.
Segment Profit
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the six months ended June 30, 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$385	27%	$370	28%	$15	4%
Pharmaceuticals	48	8%	131	23%	(83)	(63)%
Surgical	(5)	(1)%	15	4%	(20)	(133)%
Vision Care Segment Profit
The Vision Care segment profit was $385 million and $370 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $15 million. The increase was primarily driven by the increase in revenue, partially offset by higher cost of sales, driven by our contact lens businesses and higher selling expense.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $48 million and $131 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $83 million. The decrease was primarily driven by: (i) higher selling and advertising and promotional expenses related to MIEBO®, (ii) declines in the U.S. generics business and (iii) gross-to-net pricing pressures, primarily attributable to XIIDRA®.
Surgical Segment Profit
The Surgical segment profit was a loss of $5 million for the six months ended June 30, 2025, as compared to a profit of $15 million for the six months ended June 30, 2024, a decrease of $20 million. The decrease was primarily due to: (i) the overall impact of the voluntary recall of certain enVista IOL products and (ii) higher selling expenses, partially offset by the increase in revenues.

Non-Operating Income and Expense
Interest Expense
Interest expense was $222 million and $201 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $21 million. The increase was primarily attributable to the write-off of financing costs associated with the June 2025 refinancing. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding our financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $9 million for the six months ended June 30, 2025 and relates to our June 2025 refinancing.
Foreign Exchange and Other
Foreign exchange and other was a net loss of $8 million and $3 million for the six months ended June 30, 2025 and 2024, respectively.
Income Taxes
Benefit from income taxes was $58 million for the six months ended June 30, 2025, as compared to a provision for income taxes of $145 million for the six months ended June 30, 2024, a favorable change of $203 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional and seasonal mix of earnings and (ii) discrete tax effects of: (a) a tax benefit recorded on acquired assets, (b) the year to date impact of the enVista recall and (c) a benefit for previously accrued taxes that settled favorably with the Internal Revenue Service.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation for the six months ended June 30, 2025 and 2024 was $274 million and $318 million, respectively, an increase in our results of $44 million and was primarily due to the decrease in the provision for income taxes of $203 million, partially offset by the decrease in our operating results of $126 million and increase in interest expense of $21 million, each as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Net cash provided by operating activities	$10	$56	$(46)
Net cash used in investing activities	(206)	(131)	(75)
Net cash provided by financing activities	121	52	69
Effect of exchange rate changes on cash and cash equivalents and restricted cash	31	(9)	40
Net decrease in cash and cash equivalents and restricted cash	(44)	(32)	(12)
Cash and cash equivalents and restricted cash, beginning of period	316	334	(18)
Cash and cash equivalents and restricted cash, end of period	$272	$302	$(30)
Operating Activities
Net cash provided by operating activities was $10 million and $56 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $46 million, and is primarily attributable to financing fees associated with the June 2025 refinancing, partially offset by a favorable change in our operating assets and liabilities driven by the timing of collections of trade receivables.
Investing Activities
Net cash used in investing activities was $206 million and $131 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $75 million and was primarily driven by an increase in purchases of property, plant and equipment during the six months ended June 30, 2025.

Financing Activities
Net cash provided by financing activities was $121 million and $52 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $69 million. The increase is primarily attributable to net borrowings under the Revolving Credit Facility, prior to the June 2025 refinancing.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as needed from our June 2030 Revolving Credit Facility, and issuances of other long-term debt, additional equity and equity-linked securities. We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, and be sufficient to support our future cash needs; however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.
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
Long-term Debt
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Original Credit Agreement”), providing for a term loan of $2,500 million with a five-year term to maturity (the “May 2027 Term Facility”) and a five-year revolving credit facility of $500 million (the “May 2027 Revolving Credit Facility”).
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to our credit agreement and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “September 2028 Term Facility”).
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility and September 2028 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to our credit agreement and consisted of borrowing $400 million of new term loans with a maturity of May 2027.
June 2025 Refinancing Activity
On June 26, 2025, the Company entered into a third amendment to our credit agreement, (the “June 2025 Credit Facility Amendment”; the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the November 2024 Credit Facility Amendment and the June Credit Facility 2025 Amendment, the “ Amended Credit Agreement”), whereby the Company entered into a new $800 million revolving credit facility maturing June 26, 2030 (subject to customary “springing” maturity provisions) (the “June 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “January 2031 Term Facility” and, together with the September 2028 Term Facility the “Term Facilities”; the Term Facilities, together with the June 2030 Revolving Credit Facility, the “Senior Secured Credit Facilities”). The net proceeds from the January 2031 Secured Notes offering (as described below) and the January 2031 Term Facility were used by the Company to: (i) repay in full borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2025, the principal amounts outstanding under the September 2028 Term Facility and the January 2031 Term Facility were $491 million and $2,325 million, respectively. As of June 30, 2025, the Company had no outstanding borrowings, $37 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $763 million under its June 2030 Revolving Credit Facility.

Description of Senior Secured Credit Facilities
Borrowings under the June 2030 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Secured Overnight Financing Rate (“SOFR”)-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term Canadian Overnight Repo Rate Average (“CORRA”)-based rate or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to Sterling Overnight Index Average (“SONIA”) (provided, however, that the term SOFR-based rate, term CORRA-based rate, EURIBOR and SONIA shall be no less than 0.00% per annum at any time and the U.S. dollar base rate and the Canadian dollar prime rate shall be no less than 1.00% per annum at any time), in each case, plus an applicable margin. Term SOFR-based borrowings under the June 2030 Revolving Credit Facility are not subject to any credit spread adjustment.
The applicable interest rate margins for borrowings under the June 2030 Revolving Credit Facility are between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, CORRA, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the June 2030 Revolving Credit Facility, payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the June 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at June 30, 2025 was 8.33% per annum.
Borrowings under the January 2031 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.25%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the January 2031 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the January 2031 Term Facility at June 30, 2025 was 8.57% per annum.
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
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2025, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $15 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the January 2031 Term Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2025, the remaining mandatory quarterly amortization payments for the January 2031 Term Facility were $128 million through December 2030, with the remaining term loan balance being due in January 2031.

Description of Senior Secured Notes
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “October 2028 Secured Notes”).

On June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The proceeds from the January 2031 Secured Notes, along with the proceeds of the January 2031 Term Facility, were used by the Company to: (i) repay in full outstanding borrowings under its May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At June 30, 2025, the January 2031 Secured Notes bore interest at 5.87% per annum.
The January 2031 Secured Notes are guaranteed by the Company and each of the Company’s subsidiaries (other than the Issuers) that is a guarantor under the Amended Credit Agreement (collectively, the “Note Guarantors”). The January 2031 Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the borrowings under the Amended Credit Agreement and the obligations under the October 2028 Secured Notes.
The January 2031 Secured Notes and the guarantees related thereto rank pari passu in right of payment with all of the Issuers’ and Note Guarantors’ respective existing and future unsubordinated indebtedness and senior to the Issuers’ and Note Guarantors’ respective existing and future indebtedness that expressly provides for its subordination to the January 2031 Secured Notes and the applicable guarantees. The January 2031 Secured Notes and the guarantees related thereto are effectively pari passu with the Issuers’ and the Note Guarantors’ respective existing and future indebtedness secured by a first priority lien on the collateral securing the obligations under the Amended Credit Agreement, the October 2028 Secured Notes and the January 2031 Secured Notes and effectively senior to the Issuers’ and the Note Guarantors’ respective existing and future indebtedness that is unsecured, or that is secured by junior liens, in each case to the extent of the value of the collateral. In addition, the January 2031 Secured Notes are: (i) structurally subordinated to all liabilities of any of the Company’s subsidiaries (other than the Issuers) that do not guarantee the January 2031 Secured Notes to the extent of the value of such subsidiaries’ assets and (ii) effectively subordinated to any of the Issuers’ and Note Guarantors’ debt that is secured by assets that are not collateral to the extent of the value of such assets.
Upon the occurrence of a change in control (as defined in the indenture governing the January 2031 Secured Notes), unless the Issuers have exercised their right to redeem all of the January 2031 Secured Notes, holders of the January 2031 Secured Notes may require the Issuers to repurchase such holders’ January 2031 Secured Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, but not including, the date of purchase.
The January 2031 Secured Notes are redeemable at the option of the Issuers, in whole or in part, at any time on or after June 30, 2026, at a redemption price of 100.000% of the principal amount thereof, redeemed plus accrued and unpaid interest to, but not including, the date of redemption. Prior to June 30, 2026, the Issuers may redeem the January 2031 Secured Notes in whole or in part at a redemption price equal to the principal amount of the January 2031 Secured Notes redeemed plus a make-whole premium. Prior to June 30, 2026, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the January 2031 Secured Notes at a redemption price of 103.875% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption with the net cash proceeds of one or more equity offerings, subject to certain conditions.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2025 and December 31, 2024 was 8.06% and 7.95%, respectively.
Credit Ratings
As of the date of this filing, July 30, 2025, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
In addition to our working capital requirements, as of the date of this filing, July 30, 2025, we expect our primary cash requirements for the period July 1, 2025 through December 31, 2025 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $185 million and mandatory debt amortization payments of $14 million for the period July 1, 2025 through December 31, 2025 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our June 2030 Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations” included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $80 million for property, plant and equipment for the period July 1, 2025 through December 31, 2025.
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
At July 23, 2025, we had 353,865,790 issued and outstanding common shares. In addition, as of July 23, 2025, we had outstanding approximately 10,300,000 stock options and 7,600,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 5,200,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 13,100,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for the remainder of 2025 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the recent voluntary recall of certain of our enVista IOL (as defined below) products and the expected impact of such recall on our business; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement and in the indentures governing our October 2028 Secured Notes and January 2031 Secured Notes; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2025 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the ongoing conflicts between Russia and Ukraine and in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•factors associated with the recent voluntary recall of certain of our enVista IOL products, including our ability to resupply inventory to the market and the success of the enhanced inspection protocols and more explicit standards for third party suppliers we have implemented for IOLs;
•risks associated with the imposition of and adverse changes to the U.S. duty, tariff and other trading policies on the countries in which we do business and sectors in which we do business (including pharmaceuticals), and the counter-duties, counter-tariffs and/or other counter-measures implemented in response by other countries, which are expected to increase our manufacturing, distribution and other operational costs due to the higher duties and tariffs and the increased economic risks and uncertainties to the global economy as a result of such tariffs and counter-tariffs and the potential trade wars and global supply chain issues that may be triggered by the tariff changes and changes in consumer habits as a result;
•risks associated with the potential actions the Company may take in response to tariffs, counter-tariffs and other trade restrictions in order to help mitigate their impact on the Company and its business, results of operations and financial condition, including the risk that such potential actions may not be successful in mitigating the impact in the manner anticipated or at all and the costs and other risks that may be incurred in taking such actions. There can be no assurance that any such actions will be successful in mitigating the impact of the applicable tariffs, counter-tariffs or other trade restrictions;
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
•the risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined below), the expected timing of completion of the Separation and its manner and terms (including that it may be consummated as a Distribution (as defined below), a Sale Transaction (as defined below) or another type of transaction), the expectation that if the Separation is to be effected through the Distribution, it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors (including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC’s control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales or dispositions of our common shares by BHC (including in connection with a foreclosure on the Bausch + Lomb common shares owned by BHC that are or may be pledged as collateral for certain of BHC’s debt), that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution and/or a Sale Transaction, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes

(including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the Separation, Distribution and/or a Sale Transaction will occur at all, or that any such transactions will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•our ability to comply with the financial and other covenants contained in our Amended Credit Agreement, the indentures governing our October 2028 Secured Notes and January 2031 Secured Notes and other current or future debt agreements, including the limitations, restrictions and prohibitions such covenants may impose on the way we conduct our business, including prohibitions on incurring additional debt if certain financial covenants are not met, our ability to draw under the June 2030 Revolving Credit Facility under our Amended Credit Agreement and restrictions on our ability to make certain investments and other restricted payments;
•any downgrade or additional downgrade by rating agencies in our or BHC’s credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•the risks and uncertainties relating to acquisitions and other business development transactions we may pursue, seek to complete and/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”) and our recent acquisitions of TearLab Corporation, d/b/a Trukera Medical, Elios Vision, Inc. and Whitecap Biosciences, LLC), including risks that we may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
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
•the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting, including the global minimum corporate tax rate, by the countries in which we operate, and the potential impact of protective measures proposed by the United States in response to the inclusive framework, including the Trump Administration’s executive order and the agreement in principle among the United States and the other G7 countries, and any changes in tax laws by non-U.S. countries in response thereto;
•the impacts of the new legislation commonly referred to as One Big Beautiful Bill Act, including the effects on the Company’s tax provision for both 2025 and future years;
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
•risks associated with the ongoing and escalating conflict in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region, including its potential continued escalation and expansion and the potential impact on our operations, sale of products and revenues in this region;
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
•the impact of changes in federal laws and policy that have been and may be undertaken under the Trump administration;
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended June 30, 2025.
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
4.1
Indenture, dated as of June 26, 2025, by and among Bausch & Lomb Incorporated, Bausch+Lomb Netherlands B.V., the guarantors party thereto, Citibank, N.A., acting as trustee and as notes collateral agent and Citibank, N.A. London Branch, acting as paying agent, registrar, transfer agent and calculation agent, originally filed as Exhibit 4.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on June 27, 2025, which is incorporated by reference herein.

10.1*
Third Amendment to Credit and Guaranty Agreement by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto and other persons party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., dated as of June 26, 2025.

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

Bausch + Lomb Corporation (Registrant)

Date:	July 30, 2025	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	July 30, 2025	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
4.1
Indenture, dated as of June 26, 2025, by and among Bausch & Lomb Incorporated, Bausch+Lomb Netherlands B.V., the guarantors party thereto, Citibank, N.A., acting as trustee and as notes collateral agent and Citibank, N.A. London Branch, acting as paying agent, registrar, transfer agent and calculation agent, originally filed as Exhibit 4.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on June 27, 2025, which is incorporated by reference herein.

10.1*
Third Amendment to Credit and Guaranty Agreement by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto and other persons party thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., dated as of June 26, 2025.

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