Form 10-Q
period 2025-09-30
Bausch & Lomb Corp
filed 2025-10-29
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 354,189,784 shares outstanding as of October 22, 2025.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Form 10-Q”) to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2025.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; pending acquisitions and the anticipated results therefrom; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for the remainder of 2025 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the recent voluntary recall of certain of our enVista IOL (as defined below) products and the expected impact of such recall on our business; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement (as defined below) and in the indentures governing our October 2028 Secured Notes (as defined below) and January 2031 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2025 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the conflicts between Russia and Ukraine and in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “schedule,” “continue,” “future,” “will,” “may,” “can,” “might,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “timeline,” “forecast,” “outlook,” “guidance,” “seek,” “strive,” “suggest,” “prospective,” “propose,” “strategy,” “indicative,” “ongoing,” “likely,” “evolve,” “decrease” or “increase” and positive and negative variations thereof or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
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
•the risks and uncertainties relating to acquisitions and other business development transactions we may pursue, seek to complete and/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”) and our recent acquisitions of TearLab Corporation, d/b/a Trukera Medical, Elios Vision, Inc. and Whitecap Biosciences, LLC and the pending acquisition of certain manufacturing equipment and assets and leased manufacturing facility in Mexico), including risks that pending transaction may not close, risks that we may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
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
•risks associated with the conflict in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region, including the success of the current ceasefire, the conflict’s potential continued escalation and expansion, and the potential impact on our operations, sale of products and revenues in this region;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$310	$305
Restricted cash	22	11
Trade receivables, net	1,089	1,026
Inventories, net	1,005	1,036
Prepaid expenses and other current assets (Note 4)	429	410
Total current assets	2,855	2,788
Property, plant and equipment, net	1,711	1,485
Intangible assets, net	3,328	3,494
Goodwill	4,657	4,523
Deferred tax assets, net	978	885
Other non-current assets (Note 4)	303	294
Total assets	$13,832	$13,469
Liabilities
Current liabilities:
Accounts payable (Note 4)	$395	$389
Accrued and other current liabilities	1,473	1,309
Current portion of long-term debt	28	40
Total current liabilities	1,896	1,738
Deferred tax liabilities, net	14	13
Other non-current liabilities	500	430
Long-term debt	4,922	4,744
Total liabilities	7,332	6,925
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, unlimited shares authorized, 354,088,499 and 352,402,374 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	8,500	8,429
Accumulated deficit	(873)	(571)
Accumulated other comprehensive loss	(1,198)	(1,385)
Total Bausch + Lomb Corporation shareholders’ equity	6,429	6,473
Noncontrolling interest	71	71
Total equity	6,500	6,544
Total liabilities and equity	$13,832	$13,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Product sales	$1,277	$1,192	$3,682	$3,499
Other revenues	4	4	14	12
	1,281	1,196	3,696	3,511
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	509	464	1,513	1,369
Cost of other revenues	1	—	4	2
Selling, general and administrative (Note 4)	528	511	1,670	1,550
Research and development	95	84	277	250
Amortization of intangible assets	68	72	202	220
Other (income) expense, net	(15)	22	29	45
	1,186	1,153	3,695	3,436
Operating income	95	43	1	75
Interest income	3	4	9	10
Interest expense	(101)	(100)	(323)	(301)
Loss on extinguishment of debt	3	—	(6)	—
Foreign exchange and other	(3)	(5)	(11)	(8)
Loss before provision for income taxes	(3)	(58)	(330)	(224)
(Provision for) benefit from income taxes	(22)	66	36	(79)
Net (loss) income	(25)	8	(294)	(303)
Net income attributable to noncontrolling interest	(3)	(4)	(8)	(11)
Net (loss) income attributable to Bausch + Lomb Corporation	$(28)	$4	$(302)	$(314)

Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation	$(0.08)	$0.01	$(0.85)	$(0.89)

Basic weighted-average common shares	354.2	351.9	353.6	351.7

Diluted weighted-average common shares	354.2	353.9	353.6	351.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(25)	$8	$(294)	$(303)
Other comprehensive (loss) income
Foreign currency translation adjustment	(7)	61	188	(1)
Pension and postretirement benefit plan adjustments, net of income taxes	—	(1)	—	(1)
Other comprehensive (loss) income	(7)	60	188	(2)
Comprehensive (loss) income	(32)	68	(106)	(305)
Comprehensive income attributable to noncontrolling interest	(3)	(6)	(9)	(12)
Comprehensive (loss) income attributable to Bausch + Lomb Corporation	$(35)	$62	$(115)	$(317)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended September 30, 2025
Balances, July 1, 2025	353.8	$—	$8,476	$(845)	$(1,191)	$6,440	$68	$6,508
Common shares issued under share-based compensation plans	0.3	—	—	—	—	—	—	—
Share-based compensation	—	—	27	—	—	27	—	27
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(28)	—	(28)	3	(25)
Other comprehensive loss	—	—	—	—	(7)	(7)	—	(7)
Balances, September 30, 2025	354.1	$—	$8,500	$(873)	$(1,198)	$6,429	$71	$6,500

	Three Months Ended September 30, 2024
Balances, July 1, 2024	351.8	$—	$8,382	$(572)	$(1,306)	$6,504	$76	$6,580
Common shares issued under share-based compensation plans	0.3	—	—	—	—	—	—	—
Share-based compensation	—	—	24	—	—	24	—	24
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net income	—	—	—	4	—	4	4	8
Other comprehensive income	—	—	—	—	58	58	2	60
Balances, September 30, 2024	352.1	$—	$8,405	$(568)	$(1,248)	$6,589	$72	$6,661

	Nine Months Ended September 30, 2025
Balances, January 1, 2025	352.4	$—	$8,429	$(571)	$(1,385)	$6,473	$71	$6,544
Common shares issued under share-based compensation plans	1.7	—	—	—	—	—	—	—
Share-based compensation	—	—	85	—	—	85	—	85
Employee withholding taxes related to share-based awards	—	—	(14)	—	—	(14)	—	(14)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(302)	—	(302)	8	(294)
Other comprehensive income	—	—	—	—	187	187	1	188
Balances, September 30, 2025	354.1	$—	$8,500	$(873)	$(1,198)	$6,429	$71	$6,500

	Nine Months Ended September 30, 2024
Balances, January 1, 2024	350.9	$—	$8,349	$(254)	$(1,245)	$6,850	$70	$6,920
Common shares issued under share-based compensation plans	1.2	—	—	—	—	—	—	—
Share-based compensation	—	—	65	—	—	65	—	65
Employee withholding taxes related to share-based awards	—	—	(9)	—	—	(9)	—	(9)
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(314)	—	(314)	11	(303)
Other comprehensive (loss) income	—	—	—	—	(3)	(3)	1	(2)
Balances, September 30, 2024	352.1	$—	$8,405	$(568)	$(1,248)	$6,589	$72	$6,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(294)	$(303)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	322	330
Amortization and write-off of debt premiums, discounts and issuance costs	14	15
Asset impairments	—	5
Acquisition-related contingent consideration	(50)	2
Allowances for losses on trade receivables and inventories	23	17
Deferred income taxes	(96)	(38)
Gain on sale of assets	(6)	(5)
Additions (payments) of accrued legal settlements	3	(1)
Share-based compensation	85	65
Foreign exchange gain	—	7
Gain excluded from hedge effectiveness	(8)	(10)
Loss on extinguishment of debt	6	—
Amortization of interim contract and inventory step-up resulting from acquisitions	62	61
Other	1	(30)
Changes in operating assets and liabilities:
Trade receivables	(18)	(108)
Inventories	10	(161)
Prepaid expenses and other current assets	(17)	131
Accounts payable, accrued and other liabilities	110	233
Net cash provided by operating activities	147	210
Cash Flows From Investing Activities
Acquisitions and other investments	(13)	(47)
Purchases of property, plant and equipment	(273)	(199)
Purchases of marketable securities	(6)	(7)
Proceeds from sale of marketable securities	6	11
Proceeds from sale of assets and businesses, net of costs to sell	7	2
Interest settlements from cross-currency swaps	12	13
Net cash used in investing activities	(267)	(227)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts	3,221	125
Repayments of debt	(3,077)	(73)
Payment of employee withholding taxes related to share-based awards	(14)	(9)
Payments of financing costs	(12)	—
Payments of noncontrolling interest distributions	(9)	(10)
Other	—	(1)
Net cash provided by financing activities	109	32
Effect of exchange rate changes on cash and cash equivalents and restricted cash	27	1
Net decrease in cash and cash equivalents and restricted cash	16	16
Cash and cash equivalents and restricted cash, beginning of period	316	334
Cash and cash equivalents and restricted cash, end of period	$332	$350

Non-cash Investing Activities
Accrued purchases of property, plant and equipment	$46	$47
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC directly or indirectly holding 310,449,643 Bausch + Lomb common shares, which represents approximately 88% of the issued and outstanding common shares of Bausch + Lomb, as of October 22, 2025. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022.
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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the nine months ended September 30, 2025.
Recently Issued Accounting Standards, Not Adopted as of September 30, 2025
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2025. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements, other than with respect to expanded disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance for estimating credit losses under the current expected credit losses (CECL) model for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606. The guidance is effective for periods beginning after December 15, 2025 and will be adopted prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the existing standard to remove all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is evaluating the impact of adoption on its consolidated financial statements and related disclosures.
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

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2025	$120	$88	$497	$74	$26	$805
Current period provision	346	53	1,446	451	72	2,368
Payments and credits	(353)	(67)	(1,375)	(464)	(67)	(2,326)
Reserve balance, September 30, 2025	$113	$74	$568	$61	$31	$847
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $33 million and $32 million as of September 30, 2025 and January 1, 2025, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2025, included in Payments and credits in the table above, are payments made, or to be made, by Novartis, on behalf of the Company for Rebates, in accordance with the agreements associated with the 2023 acquisition of XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets (the “XIIDRA Acquisition”).

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
The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Balance, beginning of period	$18	$21
Provision	5	2
Write-offs	(7)	(3)
Foreign exchange and other	1	(1)
Balance, end of period	$17	$19

4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of October 22, 2025, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $15 million and $5 million as of September 30, 2025 and December 31, 2024, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $12 million and $25 million as of September 30, 2025 and December 31, 2024, respectively, of which $5 million and $6 million are included within Prepaid expenses and other current assets and $7 million and $19 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
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
•Tax Matters Agreement – In connection with the completion of the B+L IPO, Bausch + Lomb has entered into a Tax Matters Agreement (the “Tax Matters Agreement”) with BHC that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes following the B+L IPO.
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
Charges incurred related to the above agreements were $6 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively, and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

5.ACQUISITIONS
2025 Acquisitions
Acquisition of Manufacturing Equipment
On September 10, 2025, the Company, through its affiliates, entered into an agreement to acquire certain manufacturing equipment and assets and assume the lease of a manufacturing facility in Mexico. The acquisition is expected to close in the fourth quarter of 2025 or first quarter of 2026, subject to receipt of regulatory approval and other customary closing conditions, and will include an upfront cash payment of approximately $75 million due at closing. The acquisition is expected to unlock manufacturing capacity and expand the Company's margins.
Acquisition of Whitecap Biosciences
On January 3, 2025, the Company, through its affiliate, acquired Whitecap Biosciences, LLC, (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand the Company’s clinical-stage pipeline, as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. The Company accounted for the transaction as an asset acquisition and during the nine months ended September 30, 2025, the Company expensed the upfront payment of approximately $28 million as acquired in-process research development costs, as included within Other expense on the Condensed Consolidated Statements of Operations.
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
As of the acquisition date, the potential future milestone obligations, included as part of the aggregate purchase consideration, were recognized as a contingent consideration liability of $89 million, of which $11 million was recorded as a current liability. The Company reassesses its acquisition-related contingent consideration liabilities each quarter for changes in fair value. See Note 6, “FAIR VALUE MEASUREMENTS” for additional information regarding the fair value assessment of the acquisition-related contingent consideration liabilities. In addition, as of the acquisition date, the Company allocated the aggregate purchase consideration of $188 million based on estimated fair values, which included recording $177 million of identifiable intangible assets, $16 million of other net liabilities and $27 million of goodwill. See Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS” in the Annual Report for additional information regarding the Elios Vision acquisition, including further detail regarding the assets acquired and liabilities assumed. The valuation of the assets acquired and liabilities assumed, as part of the Elios Vision acquisition, has not yet been finalized as of September 30, 2025. The areas that could be subject to change primarily relate to income tax matters. The Company will finalize these amounts no later than one year from the acquisition date.
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

	September 30, 2025				December 31, 2024
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$40	$36	$4	$—	$60	$50	$10	$—
Foreign currency exchange contracts	$2	$—	$2	$—	$7	$—	$7	$—
Liabilities:
Acquisition-related contingent consideration	$73	$—	$—	$73	$123	$—	$—	$123
Foreign currency exchange contracts	$1	$—	$1	$—	$3	$—	$3	$—
Cross-currency swaps	$154	$—	$154	$—	$34	$—	$34	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the nine months ended September 30, 2025 and 2024.

Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of September 30, 2025, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets are as follows:

(in millions)	September 30, 2025	December 31, 2024
Other non-current liabilities	$156	$40
Prepaid expenses and other current assets	$2	$6
Net fair value	$154	$34
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive (Loss) Income and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Gain (loss) recognized in Other comprehensive (loss) income	$12	$(33)	$(116)	$(7)
Gain excluded from assessment of hedge effectiveness	$2	$3	$8	$10
Location of gain of excluded component	Interest expense		Interest Expense
No portion of the cross-currency swaps were ineffective for the nine months ended September 30, 2025 and 2024. The Company received $12 million and $13 million in interest settlements for the nine months ended September 30, 2025 and 2024, respectively, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company’s intercompany balances. As of September 30, 2025, these contracts had an aggregate notional amount of $288 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 are as follows:

(in millions)	September 30, 2025	December 31, 2024
Accrued and other current liabilities	$(1)	$(3)
Prepaid expenses and other current assets	$2	$7
Net fair value	$1	$4
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Gain (loss) related to changes in fair value	$4	$(3)	$(3)	$—
Loss related to settlements	$(3)	$(1)	$(10)	$—
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2025, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 10% to 16%, and a weighted average risk-adjusted discount rate of 10%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at September 30, 2025.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and 2024:

(in millions)	2025		2024
Balance, as of January 1,		$123		$44
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$9		$3
Fair value adjustments due to changes in estimates of future payments	(59)		(1)
Acquisition-related contingent consideration adjustments		(50)		2
Additions (Note 5)		—		1
Payments/Settlements		—		(1)
Balance, as of September 30,		73		46
Current portion included in Accrued and other current liabilities		4		4
Non-current portion		$69		$42
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2025 and December 31, 2024 was $5,078 million and $4,898 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2025	December 31, 2024
Raw materials	$263	$262
Work in process	84	99
Finished goods	658	675
	$1,005	$1,036

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,434	$(3,007)	$1,427	$4,373	$(2,799)	$1,574
Corporate brands	102	(24)	78	102	(18)	84
Product rights/patents	1,000	(988)	12	993	(970)	23
Other	80	(67)	13	79	(64)	15
Total finite-lived intangible assets	5,616	(4,086)	1,530	5,547	(3,851)	1,696
Acquired in-process research and development intangible asset	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$7,414	$(4,086)	$3,328	$7,345	$(3,851)	$3,494
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
There were no asset impairments during the nine months ended September 30, 2025. Asset impairments during the nine months ended September 30, 2024 were $5 million related to a product brand discontinuation.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2025 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2025	2026	2027	2028	2029	2030	Thereafter	Total
Amortization	$56	$223	$220	$219	$218	$215	$379	$1,530
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2025 and the year ended December 31, 2024 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2024	$3,556	$693	$326	$4,575
Acquisitions (Note 5)	—	—	29	29
Foreign exchange	(27)	(49)	(5)	(81)
Balance, December 31, 2024	3,529	644	350	4,523
Foreign exchange	24	99	11	134
Balance, September 30, 2025	$3,553	$743	$361	$4,657
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
June 30, 2025 Interim Assessment
During the period from October 1, 2024 (the last time goodwill was tested for all reporting units) through June 30, 2025, the Company identified a decline in its market capitalization. This decline was primarily in response to the overall volatility within the global equity markets. However, at June 30, 2025, after considering the length and lack of recovery from this market capitalization decline, in comparison to the performance of the overall equity markets, the Company believed that the fair value of its reporting units could be less than their carrying amounts, and, therefore, a quantitative fair value test was performed.
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
September 30, 2025 Interim Assessment
No events occurred or circumstances changed during the period from June 30, 2025 (the last time goodwill was tested for all reporting units) through September 30, 2025 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through September 30, 2025.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2025	December 31, 2024
Product Rebates	$535	$465
Employee Compensation and Benefit Costs	235	230
Interest	74	35
Product Returns	74	88
Discounts and Allowances	57	64
Other	498	427
	$1,473	$1,309
Under the terms of a December 2019 license agreement with Novaliq GmbH, the Company is required to make future sales-based payments for MIEBO®, and, in anticipation of achieving an annual sales-based milestone, the Company accrued the $35 million milestone payment as of September 30, 2025, which is included within Other, in the table above.
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		September 30, 2025		December 31, 2024
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities
May 2027 Revolving Credit Facility	May 2027	$—	$—	$110	$110
May 2027 Term Facility	May 2027	—	—	2,437	2,410
May 2027 Incremental Term Facility	May 2027	—	—	400	396
September 2028 Term Facility	September 2028	490	484	494	486
June 2030 Revolving Credit Facility	June 2030	—	—	—	—
January 2031 Term Facility	January 2031	2,319	2,286	—	—
Senior Secured Notes
October 2028 Secured Notes	October 2028	1,400	1,386	1,400	1,382
January 2031 Secured Notes	January 2031	792	780	—	—
Other	Various	12	14	—	—
Total long-term debt		$5,013	4,950	$4,841	4,784
Less: Current portion of long-term debt			28		40
Non-current portion of long-term debt			$4,922		$4,744
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
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2025, the principal amounts outstanding under the September 2028 Term Facility and the January 2031 Term Facility were $490 million and $2,319 million, respectively. As of

September 30, 2025, the Company had no outstanding borrowings, $38 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $762 million under its June 2030 Revolving Credit Facility.
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
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at September 30, 2025 was 8.16% per annum.
Borrowings under the January 2031 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.25%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the January 2031 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the January 2031 Term Facility at September 30, 2025 was 8.41% per annum.
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
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2025, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $14 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the January 2031 Term Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2025, the remaining mandatory quarterly amortization payments for the January 2031 Term Facility were $122 million through December 2030, with the remaining term loan balance being due in January 2031.
See Note 10, “FINANCING ARRANGEMENTS” in the Annual Report for additional information regarding the Company’s Senior Secured Credit Facilities.
Senior Secured Notes

On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “October 2028 Secured Notes”).
On June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The proceeds from the January 2031 Secured Notes, along with the proceeds of the January 2031 Term Facility, were used by the Company to: (i) repay in full outstanding borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At September 30, 2025, the January 2031 Secured Notes bore interest at 5.87% per annum.
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
See Note 10, “FINANCING ARRANGEMENTS” in the Annual Report for additional information regarding the Company’s Senior Secured Notes.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2025 and December 31, 2024 was 7.97% and 7.95%, respectively.
Loss on Extinguishment of Debt
In connection with the repayment of the May 2027 Term Facility, May 2027 Incremental Term Facility and May 2027 Revolving Credit Facility (as described above), the Company incurred a loss on extinguishment of debt of approximately $6 million, representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value. The loss on extinguishment of debt of $6 million, includes a $3 million true-up recorded during the three months ended September 30, 2025.

Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the remainder of 2025, five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2025	$7
2026	29
2027	28
2028	1,914
2029	23
2030	23
Thereafter	2,989
Total gross maturities	5,013
Unamortized discounts	(63)
Total long-term debt and other	$4,950
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
As of September 30, 2025, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Condensed Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
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
Approximately 13,700,000 common shares were available for future grants as of September 30, 2025. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
In July 2025, the Talent and Compensation Committee of the Board of Directors approved certain amendments to the employment agreement by and between Brent Saunders, Chief Executive Officer (“CEO”) and Chair of the Board of Directors of the Company, and Bausch + Lomb, dated as of February 14, 2023, and the award agreement underlying certain performance stock units previously granted to Mr. Saunders in connection with his appointment as CEO (the “New Hire PSUs”). The amendments to the New Hire PSUs provided that the New Hire PSUs will now vest and payout between 120% - 330% of the target award on February 23, 2029 (the “New Performance End Date”), based on the level of achievement of (x) specified share-price hurdle goals ranging from $26.57 per share to $39.06 per share measured as of the New Performance End Date and (y) a new cumulative Adjusted EBITDA performance modifier goal for the Company’s 2025 - 2028 fiscal years measured against specified cumulative targets (which modifies the payout between a range of -40% to +40% of the payout level under the share-price hurdle performance goal, subject to Mr. Saunders’ continued employment through the New Performance End Date (subject to certain exceptions). The Company began accounting for these modifications during the quarter ended September 30, 2025. These modifications did not have a material impact on the Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2025.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Stock options	$3	$3	$10	$7
PSUs/RSUs	24	21	75	58
Share-based compensation expense	$27	$24	$85	$65

Research and development expenses	$1	$1	$5	$3
Selling, general and administrative expenses	26	23	80	62
Share-based compensation expense	$27	$24	$85	$65

Share-based awards granted for the nine months ended September 30, 2025 and 2024 consist of:

	Nine Months Ended September 30,
	2025	2024
Stock options
Granted	1,374,000	1,317,000
Weighted-average exercise price	$15.86	$16.85
Weighted-average grant date fair value	$4.66	$4.92
RSUs
Granted	3,867,000	3,652,000
Weighted-average grant date fair value	$15.42	$16.77
TSR PSUs
Granted	388,000	826,000
Weighted-average grant date fair value	$15.86	$21.21
Organic Revenue Growth PSUs
Granted	753,000	379,000
Weighted-average grant date fair value	$15.98	$16.08
OPG PSUs
Granted	10,000	1,792,000
Weighted-average grant date fair value	$11.19	$17.03
As of September 30, 2025, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and PSUs amounted to $137 million, which will be amortized over a weighted-average period of 1.78 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2025	December 31, 2024
Foreign currency translation adjustment	$(1,171)	$(1,358)
Pension adjustment, net of tax	(27)	(27)
	$(1,198)	$(1,385)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.

13.OTHER (INCOME) EXPENSE, NET
Other (income) expense, net for the three and nine months ended September 30, 2025 and 2024 consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Asset impairments	$—	$—	$—	$5
Restructuring, integration and separation costs	11	3	43	20
Gain on sale of assets	(6)	—	(6)	(5)
Litigation and other matters	1	1	8	2
Acquired in-process research and development costs	—	15	29	18
Acquisition-related costs	2	2	5	3
Acquisition-related contingent consideration	(23)	1	(50)	2
Other (income) expense, net	$(15)	$22	$29	$45
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs include expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring, integration and separation costs for the nine months ended September 30, 2025 and 2024 were $43 million and $20 million, respectively, and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
Acquired in-process research and development costs in 2025 primarily relates to the acquisition of Whitecap Biosciences, as discussed in Note 5, “ACQUISITIONS”.
Acquisition-related contingent consideration in 2025 primarily reflects changes in: (i) the timing of regulatory approval of certain pipeline products and (ii) the estimated amount and timing of projected cash flows of certain products.
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
Benefit from income taxes for the nine months ended September 30, 2025 was $36 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) a benefit for previously accrued taxes that settled favorably with the Internal Revenue Service (b) the impact of the voluntary recall of certain enVista IOL products, (c) the filing of certain tax returns and (d) a change in the deduction for stock compensation. Provision for income taxes for the nine months ended September 30, 2024 was $79 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) the filing of certain tax returns, (b) a change in the deduction for stock compensation and (c) the release of uncertain tax positions where the statute of limitations in certain jurisdictions lapsed.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $201 million and $179 million as of September 30, 2025 and December 31, 2024, respectively. The increase is related to the losses incurred during the nine months ended September 30, 2025 in jurisdictions for which the Company has established a full valuation allowance offset partially by movement in deferred taxes due to realized gain on loan settlements.
The Company’s U.S. affiliates remain under examination for various state tax audits in the U.S. for years 2017 through 2023.
The Company’s subsidiaries in Germany are under audit for tax years 2017 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority for the 2014 through 2016 period that would disallow certain transfer pricing adjustments. The Company contested this alleged tax deficiency through the appropriate appeals process and reached a preliminary settlement with the German taxing authority during the year ended December 31, 2024. The settlement was then finalized with the taxing authority and resulted in an immaterial tax cost that closed the 2014 to 2016 audit period. The Company continues to believe this liability will be indemnified by BHC pursuant to the Tax Matters Agreement.
As of September 30, 2025 and December 31, 2024, the Company had $72 million and $64 million of unrecognized tax benefits, which included $11 million and $9 million of interest and penalties, respectively. Of the total unrecognized tax benefits as of September 30, 2025, $58 million would reduce the Company’s effective tax rate, if recognized.
15.(LOSS) EARNINGS PER SHARE
(Loss) earnings per share attributable to Bausch + Lomb Corporation for the three and nine months ended September 30, 2025 and 2024 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net (loss) income attributable to Bausch + Lomb Corporation	$(28)	$4	$(302)	$(314)
Basic weighted-average common shares outstanding	354.2	351.9	353.6	351.7
Diluted effect of stock options and RSUs	—	2	—	—
Diluted weighted-average common shares outstanding	354.2	353.9	353.6	351.7

Basic and diluted (loss) income per share attributable to Bausch + Lomb Corporation	$(0.08)	$0.01	$(0.85)	$(0.89)
During the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024, all potential common shares issuable for RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 3,184,000 and 2,700,000 common shares for the three and nine months ended September 30, 2025, respectively. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,592,000 common shares for the nine months ended September 30, 2024.
During the three and nine months ended September 30, 2025, RSUs, PSUs and stock options to purchase approximately 11,328,000 and 13,698,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2025, an additional 2,494,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
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

On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2025, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $10 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market price or value of its common shares and/or debt securities to decline.
Antitrust
Generic Pricing Antitrust Litigation
BHC and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). Bausch + Lomb Corporation had been named as a defendant in the MDL in one complaint, but this complaint has been amended to remove Bausch + Lomb Corporation and, as a result, Bausch + Lomb Corporation is no longer a party to the MDL. The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants has been remanded to and is pending in the U.S. District Court for the District of Connecticut. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and these cases will be defended vigorously.
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
General Civil Actions
U.S. Securities Litigation – New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, BHC and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain BHC assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against BHC in the individual opt-out actions. The declaratory judgment action also alleges that the potential future separation of Bausch + Lomb from BHC by distribution of Bausch + Lomb stock to BHC’s shareholders would leave BHC with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against BHC in the underlying individual opt-out actions and BHC disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a)

of the Securities Exchange Act of 1934 (the “Exchange Act”), and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt-out actions are made against BHC and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by BHC and/or failures to disclose information about BHC’s business and prospects, including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, BHC and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of BHC’s and Bausch + Lomb’s forthcoming motions to dismiss, while instructing BHC to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, BHC and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss. In early August 2025, a settlement was reached and, on August 29, 2025, the Court issued an order staying this action pending satisfaction of certain conditions to that settlement. The case is expected to be dismissed with prejudice in January 2026.
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
Furthermore, two additional patents (U.S. Patent Nos. 11,596,600 and 11,833,245) have issued and been listed in the Orange Book as related to Lumify®. Lawsuits alleging infringement of these patents were filed in the U.S. District Court for the District of New Jersey against Slayback and its licensees, Dr. Reddy’s Laboratories S.A. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”) (the “DRL Lawsuits”). The Slayback Lawsuit and DRL Lawsuits were subsequently consolidated into one district court action before the U.S. District Court for the District of New Jersey (3:21-cv-16766-RK-RLS). On December 15, 2023, B&L Inc., Bausch + Lomb Ireland Limited, and Eye Therapies filed a Motion for a Preliminary Injunction requesting the court to enjoin any infringing activities by DRL and a hearing was held in January 2024. On May 10, 2024, the Court denied Plaintiffs’ Motion, finding that Plaintiffs had not proven that they would be “irreparably harmed” absent a preliminary injunction.
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
On July 9, 2025, settlement was reached with DRL and B&L Inc., Bausch + Lomb Ireland Limited, Eye Therapies and DRL entered into a settlement agreement effective as of July 9, 2025, providing for, among other things, a market entry date of June 30, 2027 (or earlier subject to certain acceleration clauses) for DRL’s generic drops. On July 14, 2025, the consolidated district court action (3:21-cv-16766-RK-RLS) was dismissed without prejudice and on July 22, 2025, the PTAB terminated IPR2024-00467 and IPR2024-00563. On August 13, 2025, the PTAB terminated IPR2022-00142 following remand from the Federal Circuit.
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
In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, the Company previously commenced infringement proceedings against potential generic competitors in the U.S. In connection with Vyzulta®, two matters have been resolved and dismissed and one matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025, and the parties await a decision; another matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended September 30, 2025 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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
17.SEGMENT INFORMATION
Reportable Segments
The Company’s CEO, who is the Company’s Chief Operating Decision Maker, manages the business through three operating segments, consistent with how the Company’s CEO: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. The Company operates in the following operating segments, which also qualify as reportable segments: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical. These segments are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services.
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
The Company’s Chief Operating Decision Maker uses segment profit to assess operating performance and make resource allocation decisions for each of its segments. Segment profit is based on operating income (loss) after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets, and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance.
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

Segment Revenues and Profit
Segment revenues and profits for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Product Sales	$734	$682	$329	$305	$214	$205	$1,277	$1,192
Other Revenues	2	2	1	1	1	1	4	4
	736	684	330	306	215	206	1,281	1,196

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	279	252	106	93	124	119
Cost of other revenues	—	—	1	—	—	—
Selling, general and administrative	225	219	132	137	72	64
Research and development	15	12	15	7	11	10
Segment Profit	$217	$201	$76	$69	$8	$13	301	283
Corporate							(153)	(146)
Amortization of intangible assets							(68)	(72)
Other income (expense), net							15	(22)
Operating income							95	43
Interest income							3	4
Interest expense							(101)	(100)
Loss on extinguishment of debt							3	—
Foreign exchange and other							(3)	(5)
Loss before provision for income taxes							$(3)	$(58)

	Vision Care		Pharmaceuticals		Surgical		Total
	Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Revenues
Product Sales	$2,139	$2,010	$902	$881	$641	$608	$3,682	$3,499
Other Revenues	6	6	4	2	4	4	14	12
	2,145	2,016	906	883	645	612	3,696	3,511

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	820	735	303	274	390	360
Cost of other revenues	—	—	4	2	—	—
Selling, general and administrative	689	674	439	385	218	195
Research and development	34	36	36	22	34	29
Segment Profit	$602	$571	$124	$200	$3	$28	729	799
Corporate							(497)	(459)
Amortization of intangible assets							(202)	(220)
Other expense, net							(29)	(45)
Operating income							1	75
Interest income							9	10
Interest expense							(323)	(301)
Loss on extinguishment of debt							(6)	—
Foreign exchange and other							(11)	(8)
Loss before provision for income taxes							$(330)	$(224)
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Pharmaceuticals	$1	$1	$279	$246	$—	$—	$280	$247
Devices	270	250	—	—	214	205	484	455
OTC	454	420	—	—	—	—	454	420
Branded and Other Generics	9	11	50	59	—	—	59	70
Other revenues	2	2	1	1	1	1	4	4
	$736	$684	$330	$306	$215	$206	$1,281	$1,196

	Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Pharmaceuticals	$3	$3	$759	$698	$—	$—	$762	$701
Devices	763	716	—	—	641	608	1,404	1,324
OTC	1,344	1,262	—	—	—	—	1,344	1,262
Branded and Other Generics	29	29	143	183	—	—	172	212
Other revenues	6	6	4	2	4	4	14	12
	$2,145	$2,016	$906	$883	$645	$612	$3,696	$3,511
The top ten products/franchises represented 55% and 54% of total revenues for the nine months ended September 30, 2025 and 2024, respectively.

18.SUBSEQUENT EVENTS
Leasing Transaction
The Company has entered into a sale and master lease agreement with a third party. Under this agreement, on October 2, 2025, the Company sold various fixed asset equipment, for a sale price of $36 million, and then leased the equipment back through a three-year leaseback transaction. The Company will account for this transaction during the fourth quarter of 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through October 29, 2025 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 19, 2025 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR+ at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024.
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88% of the issued and outstanding common shares of Bausch + Lomb, as of October 22, 2025. Bausch + Lomb understands that BHC continues to believe that completing the separation of our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”), which may include the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), the monetization of all or a portion of BHC’s ownership interest in Bausch + Lomb, the sale of the Company (a “Sale Transaction”) or a combination thereof, makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings. The Distribution is subject to the achievement of targeted debt leverage ratios and the completion of the Separation is subject to the receipt of any applicable shareholder and other necessary approvals and other factors and is subject to various risk factors. For additional information on the risks related to the Separation, see Item 1A. “Risk Factors — Risks Relating to the Separation” of our Annual Report. There can be no assurance that the Separation will be consummated, the form any such consummated Separation would take or that a Distribution or Sale Transaction will occur as part of that Separation or that even if consummated, we will realize the anticipated benefits from the Separation.
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
The Surgical segment— consists of medical device equipment, consumables and technologies for the treatment of cataracts, corneal, vitreous and retinal eye conditions, which includes IOLs and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key surgical brands include Akreos®, AMVISC®, IC-8® Apthera™, Crystalens® IOLs, enVista® IOLs, Eyetelligence™ Surgical Planning Software, Millennium®, Stellaris Elite® vision enhancement system, Synergetics®, ClearVisc®, StableVisc®, Storz® ophthalmic instruments, VICTUS® femtosecond laser, Teneo®, Eyefill® and Zyoptix®.
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

•Acquisition of AcuFocus – During January 2023, we acquired AcuFocus, Inc. (“AcuFocus”). AcuFocus is an ophthalmic medical device company that has delivered breakthrough small aperture intraocular technology to address diverse unmet needs in eye care. The IC-8® Apthera™ IOL was approved by the U.S. Food and Drug Administration (the “FDA”) in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. The acquisition of the IC-8® AptheraTM IOL has allowed us to grow our portfolio of IOL offerings.
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
Vision Care
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, for which the New Drug Application (“NDA”) was approved by the FDA in April 2024, began launching in the first quarter of 2025. In addition, the Company is in the process of initiating a Lumify® next generation clinical study, for which a Phase 3 study met all primary and secondary endpoints.
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
•AREDS3 Vitamins – We started the development of AREDS3, a next-generation eye vitamin formulation, in an effort to expand our eye vitamins portfolio, which is anticipated to launch in 2026.
•Biomimetic Lens – Internal clinical studies have been ongoing, and we have begun enrolling an external clinical study, related to the development of a biomimetic lens, a novel material design for daily disposable contact lens.
•Myopia Control Contact Lens – A multi-year study has begun for a Myopia control contact lens. We expect to receive a year 1 interim report during 2026.
Pharmaceuticals
•Dual-Action Lifitegrast – We have begun enrolling a Phase 2 clinical study in an effort to begin developing the first dual-action therapeutic to address evaporative and inflammatory dry eye.
•Ocular Pain – We have begun enrolling a Phase 1 clinical study in an effort to begin developing a first-in-class therapy for ocular surface pain.
•Glaucoma Neuroprotection – We have begun enrolling a Phase 2 clinical study in an effort to begin developing the first glaucoma therapy to lower intraocular pressure and improve visual function.
Surgical
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with the following:
◦enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics were launched in the U.S. during October 2023 and in Europe in January 2025 and the Canada launch is in process.
◦enVista Envy® launched in Canada in June 2024 and in the U.S. and Europe, Singapore and Hong Kong launches are expected.

◦enVista BeyondTM extended depth of focus (“EDOF”) is anticipated to launch in the U.S. in early 2027.
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
In addition, the European Union (“EU”) has also imposed several rounds of sanctions against Russia. We have obtained licenses, where required, for products and services provided to Russia from the EU and from the relevant EU member states.
To date, the challenges associated with the Russia-Ukraine War and related sanctions from the U.S., EU and elsewhere have not yet had a material impact on our operations; although, we continue to review recent and proposed sanctions imposed by the EU, U.S. and others to assess their impact on our operations.
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately 3% of our total revenues for both the nine months ended September 30, 2025 and year ended December 31, 2024. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.

Conflict in the Middle East
The conflict between Israel and Hamas began during October 2023 and expanded to include other countries and militant groups, including Iran. The conflict is currently the subject of a ceasefire agreement between Israel and Hamas that was announced in October 2025. Our revenues attributable to the impacted regions for the nine months ended September 30, 2025 and year ended December 31, 2024 were less than 1% of our total revenues in each period. Sales in Iran are covered by a general OFAC license. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
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
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation was extended to 2024 or, with respect to certain components of the plan, to 2025. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including several countries which did not agree to the initial plan. Under Pillar One, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal year beginning on or after December 31, 2023. For example, on December 15, 2022, the EU member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states were expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”), which was enacted on June 20, 2024. The GMTA is generally aligned with the model rules proposed by the OECD and is effective for fiscal years beginning on or after December 31, 2023. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules (“GloBe”), transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. On June 17, 2024, the OECD published further administrative guidance to clarify the operation of the model rules. On January

15, 2025, the OECD published additional guidance on the interpretation of the GloBe model rules, including the central record that contained two lists of jurisdictions that have (i) income inclusion rules (the “IIR”) and (ii) domestic minimum top-up taxes (“QDMTT”) that have transitional qualified status. Canada’s GMTA is included in both lists. The central record was amended by the Inclusive Framework on March 28, 2025 to add new jurisdictions.
The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On January 20, 2025, the Trump administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of the G7 countries announced an agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting. However, we cannot predict whether or when such agreement will be brought into force, and whether the United States will adopt any other protective measures including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar One or Pillar Two, in response to the executive order, the agreement in principle described above, or otherwise. It is possible that any changes in U.S. or non-U.S. tax law could have a material adverse effect on our future tax liabilities and our effective tax rate.
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
U.S. Legislative Changes
On July 4, 2025, President Trump signed into law H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”). The effects of this legislation for the Company include extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international). The corporate tax rate remains unchanged but bonus depreciation, domestic R&D expensing, and an adjustment to the interest deduction limitation were retroactive to January 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing GILTI, foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT) provisions. These changes are effective for taxable years after 2025. The Company has evaluated the impact of the enactment of the OBBBA and concluded that it did not have a material impact to the Condensed Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Revenues
Product sales	$1,277	$1,192	$85	$3,682	$3,499	$183
Other revenues	4	4	—	14	12	2
	1,281	1,196	85	3,696	3,511	185
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	509	464	45	1,513	1,369	144
Cost of other revenues	1	—	1	4	2	2
Selling, general and administrative (Note 4)	528	511	17	1,670	1,550	120
Research and development	95	84	11	277	250	27
Amortization of intangible assets	68	72	(4)	202	220	(18)
Other (income) expense, net	(15)	22	(37)	29	45	(16)
	1,186	1,153	33	3,695	3,436	259
Operating income	95	43	52	1	75	(74)
Interest income	3	4	(1)	9	10	(1)
Interest expense	(101)	(100)	(1)	(323)	(301)	(22)
Loss on extinguishment of debt	3	—	3	(6)	—	(6)
Foreign exchange and other	(3)	(5)	2	(11)	(8)	(3)
Loss before provision for income taxes	(3)	(58)	55	(330)	(224)	(106)
(Provision for) benefit from income taxes	(22)	66	(88)	36	(79)	115
Net (loss) income	(25)	8	(33)	(294)	(303)	9
Net income attributable to noncontrolling interest	(3)	(4)	1	(8)	(11)	3
Net (loss) income attributable to Bausch + Lomb Corporation	$(28)	$4	$(32)	$(302)	$(314)	$12

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
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
Our revenues were $1,281 million and $1,196 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $85 million, or 7%. The increase was attributable to: (i) increased volumes of $76 million primarily from our Pharmaceuticals and Vision Care segments, (ii) the favorable impact of foreign currencies of $19 million and (iii) incremental sales attributable to acquisitions of $3 million, within our Surgical segment. The increases in revenue were partially offset by: (i) decreased net realized pricing of $9 million, primarily driven by our Pharmaceuticals segment and (ii) the impact of divestitures and discontinuations of $4 million primarily related to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended September 30, 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$736	57%	$684	57%	$52	8%
Pharmaceuticals	330	26%	306	26%	24	8%
Surgical	215	17%	206	17%	9	4%
Total revenues	$1,281	100%	$1,196	100%	$85	7%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$736	$(11)	$725	$684	$41	6%
Pharmaceuticals	330	(2)	328	306	22	7%
Surgical	215	(6)	209	206	3	1%
Total	$1,281	$(19)	$1,262	$1,196	$66	6%
Vision Care Segment Revenue
The Vision Care segment revenue was $736 million and $684 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $52 million, or 8%. The increase was primarily driven by sales from our dry eye portfolio and eye vitamins portfolio within our consumer eye care business and the performance of SiHy Daily lenses and Biotrue® within our contact lens business. This increase included: (i) an increase in volumes of $30 million, (ii) an increase in net pricing of $14 million and (iii) the favorable impact of foreign currencies of $11 million, partially offset by the impact of divestitures and discontinuations of $3 million.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $330 million and $306 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $24 million, or 8%. The increase was primarily driven by: (i) the increased net sales in our branded pharmaceuticals business, driven by MIEBO® and its continued positive momentum since launching, and (ii) increased sales in our international pharmaceuticals business, partially offset by declines in the U.S. generics business. This increase included: (i) an increase in volumes of $44 million and (ii) the favorable impact of foreign currencies of $2 million, partially offset by a decrease in net realized pricing of $21 million.
Surgical Segment Revenue
The Surgical segment revenue was $215 million and $206 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $9 million, or 4%. The increase was primarily driven by increased consumables, equipment and implantables sales, as premium IOLS have been regaining momentum. This increase included: (i) the favorable impact of foreign currencies of $6 million, (ii) incremental sales from acquisitions of $3 million and (iii) an increase in volumes of $2 million, partially offset by a decrease in net realized pricing of $2 million.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$2,114	100.0%	$1,853	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	121	5.70%	107	5.80%
Returns	21	1.00%	26	1.40%
Rebates	514	24.30%	358	19.30%
Chargebacks	156	7.40%	150	8.10%
Distribution fees	25	1.20%	20	1.10%
Total provisions	837	39.60%	661	35.70%
Net product sales	1,277	60.40%	1,192	64.30%
Other revenues	4		4
Revenues	$1,281		$1,196
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.6% and 35.7% for the three months ended September 30, 2025 and 2024, respectively, an increase of 3.9% percentage points, and is primarily attributable to the increase in rebates from our dry eye portfolio, including XIIDRA® and MIEBO®.
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
Cost of goods sold was $509 million and $464 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $45 million, or 10%. The increase was primarily driven by: (i) higher volumes and (ii) the unfavorable impact of foreign currencies.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $40 million, primarily driven by: (i) product mix and (ii) the favorable impact of foreign currencies, partially offset by the impact of the voluntary recall of certain enVista IOL products.
Cost of goods sold as a percentage of Product sales was 39.9% and 38.9% for the three months ended September 30, 2025 and 2024, respectively. The unfavorable change was primarily driven by product mix.
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
SG&A expenses were $528 million and $511 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $17 million, or 3%. The increase was primarily attributable to: (i) higher selling costs within our Pharmaceuticals segment, primarily attributable to MIEBO® and our consumer eye care business and (ii) higher general and administrative costs.
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
R&D expenses were $95 million and $84 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $11 million, or 13%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 3 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $68 million and $72 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $4 million, or 6%, primarily due to fully amortized intangible assets no longer being amortized.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other (income) expense, net
Other (income) expense, net for the three months ended September 30, 2025 and 2024 consists of the following:

	Three Months Ended September 30,
(in millions)	2025	2024
Restructuring, integration and separation costs	$11	$3
Gain on sale of assets	(6)	—
Litigation and other matters	1	1
Acquired in-process research and development costs	—	15
Acquisition-related costs	2	2
Acquisition-related contingent consideration	(23)	1
Other (income) expense, net	$(15)	$22
Acquisition-related contingent consideration in 2025 primarily reflects changes in the estimated amount and timing of projected cash flows of certain products.
Operating Income
Operating income was $95 million and $43 million for the three months ended September 30, 2025 and 2024, respectively, an increase in our operating results of $52 million. This increase primarily reflects the increase in contribution and favorable change in other (income) expense, partially offset by the increase in SG&A and R&D, each as previously discussed.
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

The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$217	29%	$201	29%	$16	8%
Pharmaceuticals	76	23%	69	23%	7	10%
Surgical	8	4%	13	6%	(5)	(38)%
Vision Care Segment Profit
The Vision Care segment profit was $217 million and $201 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $16 million. The increase was primarily driven by the increase in revenue, partially offset by higher selling expense.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $76 million and $69 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $7 million. The increase was primarily driven by increased sales of MIEBO®, partially offset by: (i) declines in the U.S. generics business, (ii) higher royalties and manufacturing variances and (iii) higher R&D expense.
Surgical Segment Profit
The Surgical segment profit was $8 million and $13 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $5 million. The decrease was primarily due to higher selling expense, driven by the impact of acquisitions, partially offset by the increase in revenues, as previously discussed.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $101 million and $100 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $1 million. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding our financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was a credit of $3 million for the three months ended September 30, 2025, which reflects a true-up related to our June 2025 refinancing.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $3 million and $5 million for the three months ended September 30, 2025 and 2024, respectively.
Income Taxes
Provision for income taxes was $22 million for the three months ended September 30, 2025, as compared to a benefit from income taxes of $66 million for the three months ended September 30, 2024, an unfavorable change of $88 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional and seasonal mix of earnings and (ii) discrete tax effects of: (a) the filings of certain tax returns and (b) the reduction of IPR&D payments year over year.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net (loss) income attributable to Bausch + Lomb Corporation

Net loss attributable to Bausch + Lomb Corporation was $28 million for the three months ended September 30, 2025, as compared to net income attributable to Bausch + Lomb Corporation of $4 million for the three months ended September 30, 2024, a decrease in our results of $32 million and was primarily due to the increase in income taxes of $88 million, partially offset by the increase in our operating results of $52 million, each as previously discussed.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenues
Our revenues were $3,696 million and $3,511 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $185 million, or 5%. The increase was attributable to: (i) increased volumes of $203 million across each of our segments, (ii) the favorable impact of foreign currencies of $21 million and (iii) incremental sales attributable to acquisitions of $15 million, within our Surgical segment. The increases in revenue were partially offset by: (i) decreased net realized pricing of $47 million, driven by our Pharmaceuticals segment and (ii) the impact of divestitures and discontinuations of $7 million, primarily relating to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the nine months ended September 30, 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$2,145	58%	$2,016	57%	$129	6%
Pharmaceuticals	906	25%	883	25%	23	3%
Surgical	645	17%	612	18%	33	5%
Total revenues	$3,696	100%	$3,511	100%	$185	5%
Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)
The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the nine months ended September 30, 2025 and 2024. Constant Currency Revenues (non-GAAP) and Constant Currency Revenue Growth (non-GAAP) are defined in the previous section titled “Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)”.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$2,145	$(12)	$2,133	$2,016	$117	6%
Pharmaceuticals	906	(2)	904	883	21	2%
Surgical	645	(7)	638	612	26	4%
Total	$3,696	$(21)	$3,675	$3,511	$164	5%
Vision Care Segment Revenue
The Vision Care segment revenue was $2,145 million and $2,016 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $129 million, or 6%. The increase was primarily driven by sales from our dry eye portfolio and Lumify® within our consumer eye care business and the performance of SiHy Daily lenses and Ultra® within our contact lens business. This increase included: (i) an increase in volumes of $85 million, (ii) an increase in net pricing of $38 million and (iii) the favorable impact of foreign currencies of $12 million, partially offset by the impact of divestitures and discontinuations of $6 million.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $906 million and $883 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $23 million, or 3%. The increase was primarily driven by the increased net sales for MIEBO®, driven by its continued positive momentum since launching, partially offset by declines in the U.S. generics business and gross-to-net pricing pressures, primarily attributable to XIIDRA® and MIEBO®. The increase included: (i) an increase in volumes of $108 million and (ii) the favorable impact of foreign currencies of $2 million, partially offset by a decrease in net realized pricing of $86 million.

Surgical Segment Revenue
The Surgical segment revenue was $645 million and $612 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $33 million, or 5%. The increase was primarily driven by: (i) increased demand of consumables, (ii) increased demand of implantables, driven by our premium IOL portfolio and (iii) increased equipment sales, partially offset by the voluntary recall of certain enVista IOL products, as previously discussed. This increase included: (i) incremental sales from acquisitions of $15 million, (ii) an increase in volumes of $10 million, (iii) the favorable impact of foreign currencies of $7 million and (iv) an increase in net realized pricing of $1 million.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$6,050	100.0%	$5,459	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	346	5.70%	315	5.80%
Returns	53	0.90%	74	1.40%
Rebates	1,446	23.80%	1,046	19.10%
Chargebacks	451	7.50%	468	8.60%
Distribution fees	72	1.20%	57	1.00%
Total provisions	2,368	39.10%	1,960	35.90%
Net product sales	3,682	60.90%	3,499	64.10%
Other revenues	14		12
Revenues	$3,696		$3,511
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.1% and 35.9% for the nine months ended September 30, 2025 and 2024, respectively, an increase of 3.2% percentage points, and is primarily attributable to the increase in rebates from our dry eye portfolio, including XIIDRA® and MIEBO®.
Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $1,513 million and $1,369 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $144 million, or 11%. The increase was primarily driven by: (i) higher volumes and (ii) higher manufacturing variances, which include an inventory reserve related to the voluntary recall of certain enVista IOL products.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $39 million, primarily driven by: (i) higher manufacturing variances, including that related to the voluntary recall of certain enVista IOL products and (ii) product mix.
Cost of goods sold as a percentage of Product sales was 41.1% and 39.1% for the nine months ended September 30, 2025 and 2024, respectively. The unfavorable change was driven by product mix and the overall impact of the voluntary recall of certain enVista IOL products.
Selling, General and Administrative Expenses
SG&A expenses were $1,670 million and $1,550 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $120 million, or 8%. The increase was primarily attributable to: (i) higher selling costs and (ii) higher Business Transformation Costs (defined and discussed below).

Research and Development Expenses
R&D expenses were $277 million and $250 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $27 million, or 11%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Amortization of Intangible assets was $202 million and $220 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $18 million, or 8%, primarily due to fully amortized intangible assets no longer being amortized.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the nine months ended September 30, 2025 and 2024 consists of the following:

	Nine Months Ended September 30,
(in millions)	2025	2024
Asset impairments	$—	$5
Restructuring, integration and separation costs	43	20
Gain on sale of assets	(6)	(5)
Litigation and other matters	8	2
Acquired in-process research and development costs	29	18
Acquisition-related costs	5	3
Acquisition-related contingent consideration	(50)	2
Other expense, net	$29	$45
Acquired in-process research and development costs in 2025 primarily relate to the acquisition of Whitecap Biosciences, as previously discussed.
Acquisition-related contingent consideration in 2025 primarily reflects changes in: (i) the timing of regulatory approval of certain pipeline products and (ii) the estimated amount and timing of projected cash flows of certain products.
Operating Income
Operating income was $1 million and $75 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease in our operating results of $74 million. This decrease primarily reflects the increase in SG&A and R&D, partially offset by the increase in contribution, each as previously discussed.
Segment Profit
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the nine months ended September 30, 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$602	28%	$571	28%	$31	5%
Pharmaceuticals	124	14%	200	23%	(76)	(38)%
Surgical	3	—%	28	5%	(25)	(89)%
Vision Care Segment Profit
The Vision Care segment profit was $602 million and $571 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $31 million. The increase was primarily driven by the increase in revenue, partially offset by higher cost of sales, driven by our contact lens businesses and higher selling expense.

Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $124 million and $200 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $76 million. The decrease was primarily driven by: (i) higher selling and advertising and promotional expenses related to MIEBO®, (ii) declines in the U.S. generics business, (iii) gross-to-net pricing pressures, primarily attributable to XIIDRA® and MIEBO® and (iv) higher R&D expense.
Surgical Segment Profit
The Surgical segment profit was $3 million and $28 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $25 million. The decrease was primarily due to: (i) the overall impact of the voluntary recall of certain enVista IOL products and (ii) higher selling expenses, partially offset by the increase in revenues.
Non-Operating Income and Expense
Interest Expense
Interest expense was $323 million and $301 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $22 million. The increase was primarily attributable to the write-off of financing costs associated with the June 2025 refinancing. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding our financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $6 million for the nine months ended September 30, 2025 and relates to our June 2025 refinancing.
Foreign Exchange and Other
Foreign exchange and other was a net loss of $11 million and $8 million for the nine months ended September 30, 2025 and 2024, respectively.
Income Taxes
Benefit from income taxes was $36 million for the nine months ended September 30, 2025, as compared to a provision for income taxes of $79 million for the nine months ended September 30, 2024, a favorable change of $115 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional and seasonal mix of earnings and (ii) discrete tax effects of: (a) a tax benefit recorded on acquired assets, (b) the year to date impact of the enVista recall and (c) a benefit for previously accrued taxes that settled favorably with the Internal Revenue Service.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation for the nine months ended September 30, 2025 and 2024 was $302 million and $314 million, respectively, an increase in our results of $12 million and was primarily driven by the decrease in the provision for income taxes of $115 million, partially offset by the decrease in our operating results of $74 million and increase in interest expense of $22 million, each as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Net cash provided by operating activities	$147	$210	$(63)
Net cash used in investing activities	(267)	(227)	(40)
Net cash provided by financing activities	109	32	77
Effect of exchange rate changes on cash and cash equivalents and restricted cash	27	1	26
Net decrease in cash and cash equivalents and restricted cash	16	16	—
Cash and cash equivalents and restricted cash, beginning of period	316	334	(18)
Cash and cash equivalents and restricted cash, end of period	$332	$350	$(18)
Operating Activities
Net cash provided by operating activities was $147 million and $210 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $63 million, and is primarily attributable to: (i) financing fees associated with the June 2025 refinancing and (ii) the timing of payments, primarily related to Business Transformation Costs.
Investing Activities
Net cash used in investing activities was $267 million and $227 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $40 million and was primarily driven by an increase in purchases of property, plant and equipment during the nine months ended September 30, 2025.
Financing Activities
Net cash provided by financing activities was $109 million and $32 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $77 million. The increase is primarily attributable to net borrowings under the May 2027 Revolving Credit Facility, prior to the June 2025 refinancing.
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
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2025, the principal amounts outstanding under the September 2028 Term Facility and the January 2031 Term Facility were $490 million and $2,319 million, respectively. As of September 30, 2025, the Company had no outstanding borrowings, $38 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $762 million under its June 2030 Revolving Credit Facility.
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
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at September 30, 2025 was 8.16% per annum.
Borrowings under the January 2031 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.25%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the January 2031 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the January 2031 Term Facility at September 30, 2025 was 8.41% per annum.

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
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2025, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $14 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the January 2031 Term Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2025, the remaining mandatory quarterly amortization payments for the January 2031 Term Facility were $122 million through December 2030, with the remaining term loan balance being due in January 2031.
Description of Senior Secured Notes
On September 29, 2023, Bausch + Lomb issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “October 2028 Secured Notes”).
On June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The proceeds from the January 2031 Secured Notes, along with the proceeds of the January 2031 Term Facility, were used by the Company to: (i) repay in full outstanding borrowings under its May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At September 30, 2025, the January 2031 Secured Notes bore interest at 5.87% per annum.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2025 and December 31, 2024 was 7.97% and 7.95%, respectively.
Credit Ratings
As of the date of this filing, October 29, 2025, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
In addition to our working capital requirements, as of the date of this filing, October 29, 2025, we expect our primary cash requirements for the period October 1, 2025 through December 31, 2025 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $120 million and mandatory debt amortization payments of $7 million for the period October 1, 2025 through December 31, 2025 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our June 2030 Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations” included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $25 million for property, plant and equipment for the period October 1, 2025 through December 31, 2025.
•Milestones— Under the terms of a December 2019 license agreement with Novaliq GmbH, the Company is required to make future sales-based payments for MIEBO®, and, in anticipation of achieving an annual sales-based milestone, the Company accrued the $35 million milestone payment as of September 30, 2025, which is anticipated to be paid upon achievement.
•Business Development—On September 10, 2025, the Company entered into an agreement to acquire certain manufacturing equipment and assets and assume the lease of a manufacturing facility in Mexico. The acquisition is expected to close in the fourth quarter of 2025 or first quarter of 2026, subject to receipt of regulatory approval and other customary closing conditions, at which time the Company will make the upfront cash payment of approximately $75 million.
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
At October 22, 2025, we had 354,189,784 issued and outstanding common shares. In addition, as of October 22, 2025, we had outstanding approximately 10,100,000 stock options and 7,000,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 5,100,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 13,000,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2025.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; pending acquisitions and the anticipated results therefrom; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for the remainder of 2025 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the recent voluntary recall of certain of our enVista IOL (as defined below) products and the expected impact of such recall on our business; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement and in the indentures governing our October 2028 Secured Notes and January 2031 Secured Notes; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2025 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the conflicts between Russia and Ukraine and in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
Forward-looking statements can generally be identified by the use of words such as “believe,” “anticipate,” “expect,” “intend,” “estimate,” “plan,” “schedule,” “continue,” “future,” “will,” “may,” “can,” “might,” “could,” “would,” “should,” “target,” “potential,” “opportunity,” “designed,” “create,” “predict,” “project,” “timeline,” “forecast,” “outlook,” “guidance,” “seek,” “strive,” “suggest,” “prospective,” “propose,” “strategy,” “indicative,” “ongoing,” “likely,” “evolve,” “decrease” or “increase” and positive and negative variations thereof or other similar expressions. In addition, any statements that refer to expectations, intentions, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements may not be appropriate for other purposes. Although we have previously indicated certain of these statements set out herein, all of the statements in this Form 10-Q that contain forward-looking statements are qualified by these cautionary statements. These statements are based upon the current expectations and beliefs of management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such statements involve risks and uncertainties, and undue reliance should not be placed on such statements. Certain material factors or assumptions are applied in making such forward-looking statements, including, but not limited to, factors and assumptions regarding the items previously outlined, those factors, risks and uncertainties outlined below and the assumption that none of these factors, risks and uncertainties will cause actual results or events to differ materially from those described in such forward-looking statements. Actual results may differ materially from those expressed or implied in such statements. Important factors, risks and uncertainties that could cause actual results to differ materially from these expectations include, among other things, the following:
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
•the risks and uncertainties relating to acquisitions and other business development transactions we may pursue, seek to complete and/or complete (such as the acquisition of XIIDRA® and certain other ophthalmology assets (the “XIIDRA Acquisition”) and our recent acquisitions of TearLab Corporation, d/b/a Trukera Medical, Elios Vision, Inc. and Whitecap Biosciences, LLC and the pending acquisition of certain manufacturing equipment and assets and leased manufacturing facility in Mexico), including risks that pending transaction may not close, risks that we may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
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
•risks associated with the conflict in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region, including the success of the current ceasefire, the conflict’s potential continued escalation and expansion, and the potential impact on our operations, sale of products and revenues in this region;
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended September 30, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1*	Amendment No. 1 to Employment Agreement, dated as of July 21, 2025, by and between Bausch + Lomb Corporation and Brenton L. Saunders. ††
10.2*
Amended and Restated New Hire Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders). ††

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
____________________________________
* Filed herewith.
†† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch + Lomb Corporation (Registrant)

Date:	October 29, 2025	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	October 29, 2025	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1*	Amendment No. 1 to Employment Agreement, dated as of July 21, 2025, by and between Bausch + Lomb Corporation and Brenton L. Saunders. ††
10.2*
Amended and Restated New Hire Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders). ††

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
____________________________________
* Filed herewith.
†† Management contract or compensatory plan or arrangement