Form 10-K
period 2025-12-31
Bausch & Lomb Corp
filed 2026-02-18
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common shares held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $556,990,755 based on the last reported sale price on the New York Stock Exchange on June 30, 2025.
The number of outstanding shares of the registrant’s common shares as of February 11, 2026 was 354,318,198.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2026 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025.

TABLE OF CONTENTS
GENERAL INFORMATION
i

Basis of Presentation
General
Except where the context otherwise requires, all references in this Annual Report on Form 10-K ("Form 10-K") to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-K, references to “$” are to United States (“U.S.”) dollars, references to “€” are to euros, references to “£” or “GBP” are to British pounds and references to “CAD” are to Canadian dollars. Unless otherwise indicated, the statistical and financial data contained in this Form 10-K are presented as of December 31, 2025.
Trademarks
The following words are some of the trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in one or more of the U.S., Canada or certain other jurisdictions: ADAPTIVE FLUDICSTM, AERGEL®, AKREOS®, ALAWAY®, ALREX®, AMVISC®, AQUALOX®, ARTELAC®, B & L®, B + L®, BAUSCH & LOMB®, BAUSCH + LOMB®, BAUSCH + LOMB INFUSE®, BAUSCH + LOMB ULTRA®, BESIVANCE®, BLINK®, BLINK CONTACTS®, BLINK GELTEARS®, BLINK-N-CLEAN®, BIOTRUE®, BOSTON®, CLEARVISC®, COMFORTMOISTTM, CRYSTALENS®, ELIOS®, ENVISTA®, ENVISTA ASPIRE®, ENVISTA BEYONDTM, ENVISTA ENVY®, EYEFILL®, EYETELLIGENCE®, HIGH DEFINITION OPTICS™, IC-8®, IC-8 APTHERA®, INFUSE®, LOTEMAX®, LUMIFY®, LUMIFY LUXETM, LUXLIFE®, MIEBO®, MILLENNIUM®, MINIMS®, MIOCLEAR®, MOISTURESEAL®, OCUVITE®, OPTICALIGN®, PRESERVISION®, PROLENSA®, PUREVISION®, RENU®, RENU MULTIPLUS®, SCOUTPRO®, SOFLENS®, SOOTHE®, STABLEVISC®, STELLARIS®, STELLARIS ELITE®, STORZ®, SURFACE ACTIVE TECHNOLOGYTM, SYNERGETICS®, TENEO®, TRULIGN®, VICTUS®, VYZULTA®, XIIDRA®, YELLOX®, ZYLET®, ZYOPTIX® and 3-ZONE PROGRESSIVE™.
In addition to the trademarks previously noted, we have filed trademark applications and/or obtained trademark registrations for many of our other trademarks in the U.S., Canada and in other jurisdictions and have implemented, on an ongoing basis, a trademark protection program for new trademarks.
XIPERE® and SCS MICROINJECTOR® are trademarks of Clearside Biomedical, Inc. and are used by us under license. VISUDYNE® is a trademark of Cheplapharm Arzneimittel GmbH and is used by us under license. NUTRITEARS® is a trademark of Omniactive Health Technologies Limited and is used by us under license. BI-BLADE® is a trademark of Medical Instrument Development Laboratories, Inc. and is used by us under license.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated results from completed acquisitions; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for 2026 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement (as defined below), the January 2026 Credit Facility Amendment (as defined below) and in the indentures governing our October 2028 Secured Notes (as defined below) and January 2031 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2026 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the conflict between Russia and Ukraine, the conflict in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region and related unrest in the region and the recent U.S. military action in Venezuela and the tensions between the U.S. and Greenland, and other members of the North Atlantic Treaty Organization; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•trade conflicts, including current and future trade disputes between the United States and other countries;
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

•the risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined below), the expected timing of completion of the Separation and its manner and terms (including that it may be consummated as a Distribution (as defined below), a Sale Transaction (as defined below) or another type of transaction), the expectation that if the Separation is to be effected through the Distribution, it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors (including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC’s control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales or dispositions of our common shares by BHC (including in connection with a foreclosure on the Bausch + Lomb common shares owned by BHC or its subsidiary that are or may be pledged as collateral for certain of BHC’s or its subsidiary’s debt), that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution and/or a Sale Transaction, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the Separation, Distribution and/or a Sale Transaction will occur at all, or that any such transactions will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•any downgrade by rating agencies in our or BHC’s credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;

•the risks and uncertainties relating to acquisitions and other business development transactions we may pursue, seek to complete and/or complete, including risks that pending transactions may not close, risks that we may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
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
•the impacts of the new legislation commonly referred to as One Big Beautiful Bill Act, including the effects on the Company’s tax provision for both 2026 and future years;
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
v

•political and economic instability and other ongoing uncertainties as a result of unrest, instability or changes in geopolitical conditions, including military or political conflicts, in or impacting the countries in which we do business, such as a result of the recent U.S. military action in Venezuela and the tensions between the U.S. and Greenland, and other members of the North Atlantic Treaty Organization;
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
•risks associated with the conflict in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region, including the success of the current ceasefire, the conflict’s potential continued escalation and expansion, related unrest in the region (including in Iran) and the potential impact on our operations, sale of products and revenues in this region;
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
•our ability to adopt and integrate artificial intelligence solutions into various aspects of our business and operations responsibly and in compliance with applicable legislation, laws, rules, regulation and guidance;
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

PART I
Item 1.    Business
Bausch + Lomb Corporation (and its subsidiaries) (“Bausch + Lomb,” “we,” “us,” “our” or the “Company”) is dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. Our mission is simple, yet powerful: helping you see better, to live better. Founded in 1853, Bausch + Lomb has a significant global research, development, manufacturing and commercial footprint of approximately 13,000 employees and a presence in approximately 100 countries. As a fully integrated eye health business, Bausch + Lomb has a comprehensive portfolio of approximately 400 products, which includes an established line of contact lenses, intraocular lenses ("IOLs") and other medical devices, surgical systems and devices, vitamin and mineral supplements, lens care products, prescription eye-medications and other consumer products that positions us to compete in all areas of the eye health market.
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC directly or indirectly holding 310,449,643 Bausch + Lomb common shares, which represents approximately 88% of the issued and outstanding common shares of Bausch + Lomb, as of February 11, 2026. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”), in each case under the ticker symbol “BLCO”, on May 6, 2022. Prior to the completion of the B+L IPO, we were an indirect wholly-owned subsidiary of BHC. See Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements for additional information.
Bausch + Lomb understands that BHC continues to believe that completing the Separation, which may include the monetization of all or a portion of BHC’s ownership interest in Bausch + Lomb, the sale of the Company (a “Sale Transaction”), the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), or a combination thereof, makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings. The Distribution is subject to the achievement of targeted debt leverage ratios and the completion of the Separation is subject to the receipt of any applicable shareholder and other necessary approvals and other factors and is subject to various risk factors. See Item 1A. “Risk Factors” of this Form 10-K for additional information on the risks associated with the Separation. There can be no assurance that the Separation will be consummated, the form any such consummated Separation would take or that a Distribution or Sale Transaction will occur as part of that Separation or that even if consummated, we will realize the anticipated benefits from the Separation.
Business Strategy
Our strategy is to enhance our position as a leading global eye health company dedicated to helping people see better to live better, through the delivery of high quality, innovative products. To achieve this goal, we plan to position the Company for sustainable and profitable long-term growth by employing the following strategies:
•Leverage our expertise as an eye health-focused company to strengthen our market position - Our comprehensive product offering—spanning over-the counter (“OTC”) products, nutritional supplements, eye health products, ophthalmic pharmaceuticals, IOLs, contact lenses, lens care products and ophthalmic surgical devices and instruments— allows us to build strong brand loyalty and engage with patients and consumers throughout the entire continuum of their eye health needs over time. We intend to leverage the synergistic nature of our products, our brand equity and our relationships with physicians, patients, consumers and retailers to grow our business globally.
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
Segment Information
Our portfolio of products fall into three operating and reportable segments: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical. Segment revenues for the years 2025, 2024 and 2023 were as follows:

	2025		2024		2023
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Vision Care	$2,923	57%	$2,739	57%	$2,543	61%
Pharmaceuticals	1,284	25%	1,209	25%	836	20%
Surgical	894	18%	843	18%	767	19%
Total revenues	$5,101	100%	$4,791	100%	$4,146	100%
Comparative segment information for 2025, 2024 and 2023 is further presented in Note 21, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements.
Vision Care
Our Vision Care segment consists of our consumer eye care and contact lens businesses. For the year ended December 31, 2025, our revenue from the Vision Care segment breaks down as follows: 65% from our consumer eye care business and 35% from our contact lens business.
Our consumer eye care business consists of contact lens care products, OTC eye drops that address various conditions, including eye allergies, conjunctivitis, dry eye and redness relief, and eye vitamin and mineral supplements. Our principal consumer eye care products include:
•PreserVision® AREDS 2 a patented eye vitamin and mineral supplement that contains the exact nutrient formula recommended by the National Eye Institute for people with moderate to advanced age-related macular degeneration ("AMD") following the landmark AREDS 2 clinical study. PreserVision® AREDS 3, a next-generation eye vitamin formulation, is anticipated to launch in 2026.
•Ocuvite® a family of nutritional supplements that contain antioxidant vitamins and minerals and other nutrients beneficial for eye health, including lutein and zeaxanthin (antioxidant carotenoids), nutrients that support macular health by helping filter harmful blue light.
•Biotrue® and Biotrue® Hydration Plus multi-purpose solutions help prevent certain tear proteins from denaturing and fights germs for healthy contact lens wear. Biotrue® multi-purpose solution contains hyaluronic acid (sodium hyaluronate) a lubricant naturally found in eyes and is pH balanced to match healthy tears.
•Bausch + Lomb Renu® Advanced Formula multi-purpose solution, a novel soft and silicone hydrogel contact lens solution that makes use of three disinfectants and two moisture agents.
•Boston® solution is a specialty cleansing solution design for gas permeable contact lenses.
•Artelac® an eye moisturizer eye drop which enables quick wetting of dry eyes. Artelac® contains hyaluronic acid (sodium hyaluronate), a natural lubricant which instantly refreshes and hydrates the eyes. Artelac® is particularly suitable for alleviating mild symptoms of dry eyes and can also be used to moisten hard contact lenses while being worn.
•Lumify® (brimonidine tartrate ophthalmic solution, 0.025%), an OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free was launched in the U.S. in 2025. In addition, the Company is in the process of submitting a NDA for Lumify® next generation (“Lumify Luxe”) in the first half of 2026.
•Blink®, an OTC product line of lubricating eye drops and contact lens rewetting drops designed to provide immediate and long-lasting symptom relief, which includes Blink® Tears Lubricating Eye Drops, Blink® Tears Preservative Free Lubricating Eye Drops, Blink GelTears® Lubricating Eye Drops, Blink® Triple Care Lubricating

Eye Drops, Blink Contacts® Lens Drops, Blink-N-Clean® Lens Drops and Blink® Preservative Free Lubricating Eye Drops (collectively, the “Blink® Product Line”). During 2026, the Company plans to launch Blink® Triple Care Preservative Free Lubricating Eye Drops in the U.S.
•Blink® NutriTears®, a clinically proven OTC nutritional supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms.
Our contact lens business includes sales of traditional, planned replacement disposable and daily disposable soft contact lenses; multifocal, toric and multifocal toric soft contact lenses (commonly known as specialty contact lenses); and rigid gas permeable (RGP) materials. Our principal contact lens products include:
•SiHy Daily, a silicone hydrogel daily disposable contact lens designed to provide outstanding comfort and clear vision throughout the day. To date SiHy Daily has been launched in over 60 countries, under the brand names INFUSE®, BAUSCH + LOMB ULTRA® ONE DAY and AQUALOX® ONE DAY and we are continuing our global roll out. In addition, we launched our first silicone hydrogel daily disposable multifocal contact lens in May 2023, and launched a toric lens in the U.S. in June 2024.
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
•XIPERE® (triamcinolone acetonide suprachoroidal injectable suspension) is a proprietary suspension of the corticosteroid triamcinolone acetonide formulated for suprachoroidal administration via the proprietary SCS Microinjector®. We launched XIPERE® in the U.S. during the first quarter of 2022, and believe that it is the first and only therapy currently available in the U.S. for suprachoroidal use for the treatment of macular edema associated with uveitis. We have acquired the U.S. rights to XIPERE® and the SCS Microinjector® via exclusive license.
•Vyzulta® (latanoprostene bunod ophthalmic solution, 0.024%) is an intraocular pressure lowering single-agent eye drop with dual activity dosed once daily for patients with open angle glaucoma or ocular hypertension.
•Lotemax® SM (loteprednol etabonate ophthalmic gel, 0.38%), a gel drop formulation of loteprednol etabonate, which was designed with novel SubMicron (SM) technology for efficient penetration to key ocular tissues at a low preservative (BAK) level (3.5-10) and a pH close to human tears, indicated for the treatment of postoperative inflammation and pain following ocular surgery.
•Besivance® (besifloxacin ophthalmic suspension, 0.6%) is a fluoroquinolone antibacterial medicine used to treat bacterial conjunctivitis and is the first and only dual-halogenated ophthalmic chlorofluroquinolone antibiotic. It is a new generation potent quinolone antibiotic specifically designed for the ophthalmic use and has no systemic formulation.
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

Surgical
Our Surgical segment consists of medical device equipment, consumables and technologies for the treatment of cataracts, corneal, vitreous and retinal eye conditions, which includes IOLs and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for ophthalmic surgery. For the year ended December 31, 2025, our revenue from Surgical products was comprised as follows: 24% from equipment, 24% from implantables and 52% from consumables.
Our principal Surgical products include:
•Vitreoretinal Surgery
◦Stellaris Elite® vision enhancement system, is a combined system with cataract and vitreoretinal capability featuring the Bi-Blade® vitrectomy handpiece.
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
•Intraocular Lenses
◦A portfolio of ophthalmic surgical IOLs, including implantable IOLs such as Akreos®, enVista®, Crystalens® and Trulign®. We are expanding our portfolio of premium IOLs built on the enVista® platform with enVista Aspire® (Monofocal Plus), enVista Envy® Trifocal and enVista BeyondTM (extended depth of focus (“EDOF”)) optical designs with two options: non-Toric and Toric for astigmatism patients. enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics were launched in the U.S. in October 2023, in Europe in January 2025 and Canada in June 2025. enVista Envy® launched in Canada in June 2024, the U.S. in November 2024 and Europe in October 2025. Launches in Singapore and Hong Kong are expected. We anticipate launching enVista BeyondTM EDOF in the U.S. in 2027.
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
Our R&D organization focuses on the development of products through clinical trials. Currently, we have over 60 R&D projects in our global pipeline, which are being developed in and for multiple countries. As of December 31, 2025, approximately 900 dedicated R&D personnel globally in 13 R&D facilities were involved in our R&D efforts.
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
As of February 11, 2026, we own or exclusively license approximately 2,499 granted patents throughout the world, approximately 476 of which are U.S. patents. Of our issued patents, approximately 83% will expire within the next 10 years and the remaining approximately 17% will expire thereafter. Within the next three years, the following number of U.S. patents held by us is set to expire: approximately 22 patents in 2026, approximately 37 patents in 2027 and approximately 26 patents in 2028. The expiration of these patents is not expected to have a material adverse effect on our business. We currently own or exclusively license approximately 169 pending U.S. patent applications.
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
In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first U.S. Food and Drug Administration (the “FDA”) approval of a new drug compound ("NCE") in a New Drug Application (“NDA”). The FDA, with one exception, is prohibited during those five years from accepting for filing a generic, or an Abbreviated New Drug Application (“ANDA”), that references the NDA. In reference to the foregoing exception, if a patent is indexed in the FDA Orange Book for the NCE, a generic may file an ANDA four years from the NDA approval date if it also files a Paragraph IV Certification with the FDA challenging the patent. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another NDA. However, the NDA applicant would be required to conduct its own pre-clinical trials and adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.
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
Prior to human use, FDA approval (drugs (in the form of an NDA or ANDA for generic equivalents), biologics (in the form of a Biologics License Application (BLA)) and some medical devices) or premarket approval or marketing clearance (other devices) must be obtained in the United States, approval by Health Canada must be obtained in Canada, EMA approval (drugs) or a Conformité Européenne (European Conformity) (“CE”) Marking (devices) must be obtained for countries that are part of the EU and approval must be obtained from comparable agencies in other countries prior to manufacturing or marketing new pharmaceutical products or medical devices. Generally, preclinical studies and clinical trials of the products must first be conducted and the results submitted to the applicable regulatory agency (such as the FDA) for approval. With respect to CE Marking in the EU, certification and registration must be obtained under the MDR 2017/745 and certification and registration for in vitro diagnostic devices must be obtained under MDR 2017/746. In addition, the FDA has imposed certain requirements on cyber devices that apply on both a premarketing submission and postmarketing basis.
In addition, with respect to medical devices, in April 2017, the European Commission adopted the European Medical Device Regulation (“EU MDR”), which replaced the Medical Device Directive (“MDD”) and active implantable medical devices Directive (“AIMDD”) 90/385/EEC. Pursuant to the terms of the new regulations, in order to continue to market medical device products in the EU, such products must achieve compliance with these new regulations and be re-registered in the EU within a specified transition period, which, for a portion of products, ended as early as May 26, 2021. While EU law is applicable in Northern Ireland, the UK Medical Devices Regulations 2002/618 (“UK MDR 2002”) also need to be complied with in Great Britain. Medical device manufacturers who have CE marked devices will be able to continue to place them on the market in the whole of the United Kingdom (the “UK”) if they have an EU MDR CE certificate, until June 30, 2030, without a change in labeling. Legacy medical devices with an EU MDD CE certificate or an EU Declaration of Conformity may continue to be placed on the UK market as long as they meet the transitional provisions of the EU MDR for Northern Ireland and the UK MDR 2002 for Great Britain. For class III and class IIb implantable devices (subject to some exclusions), these transitional provisions will end on December 31, 2027 in both Great Britain and Northern Ireland and, for all other classes in scope, these transitional provisions will end on June 30, 2028 in Great Britain and December 31, 2028 in Northern Ireland. After that, devices destined for Great Britain will be required to follow the future UK regulatory regime, which came into force in 2025. Northern Ireland will, however, continue to accept CE marked devices. There are some additional requirements for manufacturers who are based outside the UK, such as the requirement to appoint a UK Responsible Person (“UKRP”) to take on certain regulatory responsibilities. To enable devices to be placed on the market in the UK after January 1, 2021 (even for CE marked devices), a UK manufacturer, a UKRP for an overseas manufacturer or an EU Authorised Representative based in Northern Ireland (for the purposes of the Northern Ireland market) must register with the Medicines and Healthcare products Regulatory Agency (“MHRA”). The registering entity will then register each of the devices for which they are responsible for placing on the market in the UK, whether in Great Britain or Northern Ireland, as required by the UM MDR 2002. Until May 25, 2021, our products bearing a CE mark could be exported from the European Economic Area (“EEA”) to Switzerland. However, as of May 26, 2021, the Mutual Recognition Agreement between the EEA and Switzerland has not been updated to include the requirements of the EU MDR. Accordingly, legal manufacturers in Switzerland are required to appoint a European Union authorized representative, and manufacturers outside of Switzerland are required to appoint a Swiss authorized representative in compliance with the Swiss Medical Device Ordinance. As a consequence, beginning in June 2021, we have been required to appoint an authorized representative in Switzerland in order to export our CE- marked medical devices to Switzerland. Additionally, the name and address of the Swiss authorized representative must be placed on the packaging.
We are also subject to a variety of similar laws in other countries regulating our medical devices. For example, in India, medical devices are regulated by the Central Drugs Standard Control Organization (“CDSCO”) under the Medical Device Rules, 2017.
Regulation by other federal agencies, such as the Drug Enforcement Administration (“DEA”), and state and local authorities in the United States, and by comparable agencies in certain foreign countries, is also required. In the United States, the Federal Trade Commission (the “FTC”), the FDA and state and local authorities regulate the advertising of medical devices, prescription drugs, OTC drugs and cosmetics. The U.S. Federal Food, Drug and Cosmetic Act, as amended and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, sale, distribution, advertising and promotion of our products. The FDA requires a Boxed Warning (sometimes referred to as a “Black Box” Warning) for products that have shown a significant risk of severe or life-threatening adverse events and similar warnings are also required to be displayed on such products in certain other jurisdictions.
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
Further, following the United Kingdom’s withdrawal from the EU and the EEA, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into the United Kingdom national law, the Data Protection Act of 2018 (the “UK GDPR”), which exposes us to two parallel regimes, each of which authorizes similar fines and may subject us to increased compliance risk based on differing, and potentially inconsistent or conflicting, interpretation and enforcement by regulators and authorities While the GDPR and the UK GDPR remain substantially similar for the time being, the government of the UK has adopted reforms to its data privacy and cybersecurity legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026) and introduced significant changes from the GDPR. This has led and is expected to continue to lead to additional compliance costs and could increase overall risk exposure as businesses may no longer be able to take a unified approach across the EEA and the UK, and such businesses may need to amend their processes and procedures to align with the new framework. Implementing mechanisms to endeavor to ensure compliance with the GDPR and the UK GDPR may be onerous and expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. With respect to transfers of personal data from the EEA, on June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. Such adequacy decision was extended until December 2031, however, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs, it could lead to additional costs and increase our overall risk exposure.

Several laws have been enacted at the U.S. state level that regulate the development and deployment of artificial intelligence (“AI”) platforms and systems. Although there are no U.S. federal laws specifically governing AI development and use, federal agencies in the United States are applying existing laws to address AI-related risks. An Executive Order issued in December 2025 seeks to establish uniform federal standards and challenge state laws that regulate AI. As with data privacy laws, these state laws and possible federal regulation could have significant effects on our Company and require us to change our AI practices and incur substantial costs and expenses in order to comply.
In addition, regulators in the United States, the United Kingdom, Canada, and other jurisdictions are developing new guidance or binding rules applicable to AI systems, including algorithmic accountability, explainability, dataset quality, and restrictions on certain high‑risk uses of AI. We have internal governance processes designed to monitor such developments and to promote compliance with applicable AI‑related legal and regulatory requirements.
In the EU, we are also subject to the European Union Artificial Intelligence Act (the “EU AI Act”), regulating development and deployment of AI systems. The EU AI Act applies to both public and private actors inside and outside of the EU as long as the AI system is placed on the EU market, or its use has an impact on people located in the EU. In the context of the European Strategy for Data, we may also be subject to the EU Data Act, a new regulation intended to make data more accessible and usable, encouraging data-driven innovation and increasing data availability in the area of connected devices and related services placed on the EU market. To the extent our medical devices or digital health technologies generate or process such data, the EU Data Act may require us to provide users or third parties with access to certain categories of device‑generated data, implement data‑sharing mechanisms, and comply with associated transparency, contractual, and cybersecurity obligations. The EU Data Act also imposes restrictions on international data transfers and requirements related to switching between cloud or data‑processing service providers. Compliance with the EU Data Act may result in operational changes and additional administrative, contractual, and technical obligations.
In addition, in China, the Personal Information Protection Law (the “PIPL”) came into force in November 2021. The PIPL is the first Chinese national-level law comprehensively regulating issues in relation to personal information protection. The PIPL provides for specific administrative requirements and security controls when transferring personal data outside the Peoples Republic of China. Measures for Data Export Security Assessment were promulgated by the Chinese authority as part of the implementation of outbound data transfer requirements under the PIPL, which came into effect on September 1, 2022. On June 1, 2023, the Standard Contract Measures for the Export of Personal Information were formulated to facilitate the outbound data transfer through the use of standard contracts for the cross-border transfer of personal information with overseas recipients.
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
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products profitably. The Patient Protection and Affordable Care Act (the “PPACA”) as amended by the Health Care Reform Act, may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other health care related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes, which may affect the amount of our Medicaid drug rebates to states. Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. The Bipartisan Budget Act of 2018 amended the PPACA, effective January 1, 2019, to close the donut hole in most Medicare drug plans. In addition, in April 2018, the Centers for Medicare & Medicaid Services (“CMS”) published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces.
The Inflation Reduction Act (“IRA”) made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. The IRA also provides for (i) the U.S. government to set or “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs and (iii) Medicare Part D redesign which replaces the current Part D Coverage Gap Discount Program and established a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, which has increased to $2,100 for 2026, with manufacturers being responsible for 10% of costs up to the $2,100 cap and 20% after that cap is reached.
There have been prior efforts in Congress to amend or replace the IRA and it is possible that there could be new efforts to make changes to this legislation. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. Legislative efforts relating to drug pricing, the cost of prescription drugs under Medicare, the relationship between pricing and manufacturer patient programs, and government program reimbursement methodologies for drugs have been proposed and considered at the U.S. federal and state level. The previous Congress and presidential administration have each indicated an intent to continue to seek new legislative or administrative measures to control drug costs. The legislative priorities of the current Congress and the new presidential administration remain uncertain. Although, the One Big Beautiful Bill Act (the “OBBBA”), which was signed into law on July 4, 2025, imposes, among other things, new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system.
The Trump administration has signed many executive orders on a range of topics, including with respect to diversity, equity, inclusion and accessibility programs, policies and related issues, tariffs and other trade protection measures, environmental and energy-related matters, regulation of artificial intelligence and review of existing legislation and regulations (such as the FCPA and Inflation Reduction Act). Additional executive orders are anticipated. In addition, these executive orders may inform future legislative reform.
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
Sales and Marketing
We sell our portfolio of products and services through direct sales forces and independent distributors depending on specific market and product needs. Our global business sells and distributes products in approximately 100 countries. Our footprint is bolstered by a global commercial team of approximately 4,200 employees.
In the United States, we have approximately 1,050 employees on our commercial team dedicated to our efforts to sell and market contact lens, lens care, consumer eye health, surgical and prescription pharmaceutical products, which are sold through wholesalers, retailers and eye care professional practices.
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
•Our sales representatives within the global consumer products and global vision care business categories are focused on promoting and selling our products to large and mid-sized retailers, pharmacies and eye care professionals, as well as optimizing and expanding our shelf presence at retailers.
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
Customers that accounted for 10% or more of our total revenues for 2025 and 2024 were as follows:

	2025	2024
McKesson Corporation	10%	10%
Cardinal Health, Inc.	10%	10%
No individual customers accounted for 10% or more of our total revenue for 2023.
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
Manufacturing and Supply
We manufacture the significant majority of our products at 25 manufacturing facilities in 11 countries worldwide, including the United States, Ireland, China, Germany, France and Italy, with the remainder of our production assigned to high quality third-party manufacturers. Our manufacturing facilities are generally organized based on product categories and tend to be specifically focused on manufacturing either pharmaceuticals, contact lenses, solutions or surgical devices due to the unique differences in regulatory requirements and technical skills required for the different product categories. Our manufacturing sites are clustered by business unit reporting and technology mapping. This organizational construct provides tight managerial control while permitting a strong focus on a limited set of technologies per business unit. We believe that our manufacturing facilities and relationships will support our potential capacity needs for the foreseeable future.
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
We also subcontract the manufacturing of certain of our products, including products manufactured under the rights acquired from other pharmaceutical companies. Products representing approximately 37% of our product sales for 2025 are produced in total, or in part, by third-party manufacturers under manufacturing arrangements.
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
Our global supply team continues to work diligently to manage the inflationary and supply-chain challenges presented by ongoing macroeconomic conditions. See Item 7. "Management's Discussion and Analysis — Business Trends" for further information.
Human Capital Resources
As of December 31, 2025, we had approximately 13,000 employees, which included approximately 7,000 in production, 4,200 in sales and marketing, 900 in general and administrative positions and 900 in R&D. These employees are located around the world, with approximately 4,900 in the United States, 3,400 in Europe excluding Ireland, 2,200 in Asia-Pacific countries, 1,500 in Ireland, 400 in Latin America, 400 in Russia and Commonwealth of Independent State countries, 100 in Canada and 100 in the Middle East and Africa.
Collective bargaining exists for some employees in several countries. Bausch + Lomb considers relations with employees to be good and we have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded business operations. During 2025, Bausch + Lomb did not experience any business disruption as a result of normal course employee turnover.
In 2025, we introduced new values and behaviors for the Company and our employees. Our values and behaviors were thoughtfully developed with input from more than 700 employees globally. We hosted focus groups to discuss our values, and everyone was invited to participate. Through this process, we developed a values statement that captured where we are as a company and behaviors that will guide our journey and help us realize our full potential.
Health, Safety and Wellness
Our employees' health, safety and wellness are of utmost importance to us. On an ongoing basis, we measure how well we are fostering the health and safety of our employees through our Days Away Rate (“DAR”), which captures globally the number of days that our employees are away from work due to illness or injury. In 2025, we achieved an annual DAR of 5.5, which met our annual not to exceed goal of 6 and is far below other similar industry standard DAR of 22.
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
Talent Attraction and Engagement
We believe that we drive success together. The strength of our business and our ability to deliver life-altering products, medications and services globally are dependent on attracting, engaging and retaining a skilled, driven and committed workforce. In turn, we strive to make Bausch + Lomb a great place to work and to nurture a high-performance culture where our employees can contribute fully to our collective mission. Through our talent attraction and acquisition efforts, we aim to build teams that can execute our company strategy and mission. In addition to our internal functions, we also leverage a third-party partner to expand and enhance our recruitment initiatives and our reach, both within the United States and internationally.
At Bausch + Lomb, we believe engagement and retention go hand in hand. We utilize various tools to engage with our employees and ensure they feel seen, heard and appreciated. Bausch + Lomb’s human resources teams track key data on talent attraction, engagement and retention to understand the impact and implement changes and enhancements where needed. Data on overall headcount, new hires and turnover, as well as the results of our engagement surveys, inform our approach aimed at continually improving engagement and satisfaction for both potential and current Bausch + Lomb employees.

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
In 2025, we launched the Bausch + Lomb AI Academy, which provides our employees with access to world-class courses on AI, tailored for every level of experience. We recognize that AI is changing the way the world works, and we want to ensure our employees have the opportunity to understand and apply this technology in ways that helps both employees grow individually and us to evolve as a company.
The Company also has a robust, global succession planning process that allows us to define talent needs based on business strategy, identify talent, drive development and growth, strengthen the pipeline for critical leadership positions and optimize talent deployment across the business. In 2025, we continued to enhance our global performance management program focused on the power of our people and the way we work. The program supports consistency and alignment on performance ratings across the organization, and the system supporting this program continues to improve the employee experience by providing employees and managers with access to monitor information in real-time.
The Company's total rewards philosophy is designed to attract, retain, motivate and engage employees, providing comprehensive and market competitive compensation and benefit programs across our geographies. The compensation program includes base pay, short-term incentives and long-term incentives. This program provides the opportunity for employees to earn more when objectives are delivered – both as a total company and individually. The Company also provides competitive benefit programs based on local practice in the countries where employees work. For example, in 2025, we implemented a women’s health program in the United States, which provides comprehensive support for women through fertility, adoption and surrogacy, pregnancy, postpartum and menopause. These programs include medical coverage, retirement benefits, paid time off and life and other insurances.
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
Our unique recycling programs make it possible to properly recycle used contact lens, eye care and lens care items, which can be used to help create a variety of post-consumer products. These materials are not typically processed in standard recycling facilities and can end up in landfills or waterways and contribute to plastic pollution. The ONE by ONE Recycling Program has collected more than 114 million used contact lenses, blister packs and top foils since the program's launch in November 2016.
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
•The Separation has been subject to challenge and could be subject to further challenges in the future, any of which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect;
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
•International operations risks associated with conducting a significant portion of our business outside the United States, including with respect to foreign currency risk and the ongoing Ukraine-Russia conflict and the Middle East conflict involving Israel, Hamas and other countries and militant groups in the region and the related unrest in the region;
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
•The impact of the imposition of and adverse changes to duties, tariffs and other trade protection measures (including any retaliations to such measures);
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
Over the last few years in the U.S. and globally, market and economic conditions have been challenging, particularly in light of public health pandemics and, more recently, as a result of uncertainty concerning government shutdowns, debt ceilings, government funding and trade wars. Any negative impact on economic conditions and international markets, continued volatility or deterioration in the debt and equity capital markets, heightened inflation, deflation or other adverse economic conditions may adversely affect our business, liquidity, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Ongoing uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. When our customers’ financial conditions are adversely affected, it could materially and adversely affect our sales and financial results, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Our global business may be negatively affected by local economic conditions, including heightened inflation, increasing labor costs, potential recession, the imposition of or adverse amendments to new or existing duties, tariffs and other trade restrictions (including new or continued retaliation to such measures) and currency exchange rate fluctuations, which could adversely affect our cost to manufacture and provide our products and services and revenues generated through sales of such products and services. There is no guarantee that we will be able to fully absorb any such additional costs or revenue declines in the prices for our products and services.
Inflation and other macroeconomic factors could materially adversely affect our business and operations.
Our operating results could be materially impacted by changes in the overall global macroeconomic environment and other economic factors that impact our cost structure and revenue results. Changes in economic conditions, including supply chain constraints, logistics challenges, labor shortages, imposition of or adverse amendments to duties, tariffs and other trade protection mechanisms (including any retaliation to such measures) and steps taken by governments and central banks, including stimulus and spending programs, have, in the past, led to (and could, in the future lead to) heightened inflation, resulting in an increase in costs and changes in fiscal and monetary policy, including increased interest rates. In a heightened inflationary environment, we may be unable to raise the prices of our products and services sufficiently to keep up with the rate of inflation. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, geopolitical instability (such as the continued imposition of and adverse changes to U.S. duty, tariff and other trade protection measures and countermeasures against the United States being taken in retaliation for same, the ongoing conflict between Russia and Ukraine, the ongoing conflicts and unrest in the Middle East and the recent U.S. military action in Venezuela and tensions between the U.S. and Greenland, and other members of the North Atlantic Treaty Organization) and related sanctions and other measures could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets. These inflationary pressures and other negative macroeconomic conditions (including the impact of existing or new tariffs and counter-tariffs) could impact our revenues and resulting margins and could have an adverse impact on results of operations and could cause the market value of our common shares and/or debt securities to decline.
Risks Relating to the Separation
We may not realize the anticipated benefits from the Separation, and the Separation could harm our business.
From 2013 until the completion of the B+L IPO, we operated as a business within BHC. Since completion of the B+L IPO, we have operated as an independent company from BHC, although BHC controls a majority of the voting power of our outstanding common shares and therefore generally is able to determine the outcome of all corporate actions that require shareholder approval. The full Separation has not yet occurred and remains subject to the receipt of applicable shareholder and/or other necessary approvals and the various risk factors set forth herein.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be further delayed or not occur at all. The Separation is expected to enhance strategic and management focus, provide a distinct investment identity and allow us to efficiently allocate resources and deploy capital. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:
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
•the manner, terms and structure of the Separation; and
•the other actions required to complete the Separation could disrupt our operations.
If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are further delayed, or the anticipated structure of the Separation were to change, our business could be harmed and could cause the market value of our common shares and/or debt securities to decline.
The Separation is subject to certain uncertainties. Furthermore, the Distribution or the Sale Transaction may not occur.
The full Separation has not yet occurred. Unanticipated developments, including disruptions to business and commerce induced by changes in global market, financial and economic conditions (such as international conflicts and trade wars), possible delays in obtaining any necessary shareholder, stock exchange, regulatory or other approval or the failure to obtain any such approvals, possible delays in obtaining any required tax opinions or rulings or the failure to obtain any such tax opinions or rulings, that a portion of BHC’s ownership of Bausch + Lomb is pledged as collateral securing BHC’s subsidiary's 10.00% senior secured notes due 2032, negotiating challenges, the uncertainty of the financial markets, any adverse impact on BHC’s financial condition, changes in the law, and other challenges could further delay or prevent the completion of the Separation, result in changes to the anticipated structure and manner of the Separation, or cause the Separation to occur on terms or conditions that are different or less favorable than expected. Any changes to the Separation, including its anticipated structure, or delay in completing the Separation could cause us not to realize some or all of the expected benefits or realize them on a different timeline than expected. Additionally, the structure and manner of the Separation may increase the likelihood that certain risks described in this Item 1A. “Risk Factors” may occur or result in other risks not described herein which could cause the market value of our common shares and/or debt securities to decline.
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
As noted above, a Sale Transaction is one potential option for the completion of the Separation. However, the consummation of a Sale Transaction may be subject to a number of conditions, some of which are outside of our control, including the potential need to obtain consent of BHC to such Sale Transaction. In addition, any such Sale Transaction may be structured in a number of different ways. As a result, we cannot guarantee the timing or structure of any such Sale Transaction or that a Sale Transaction would be consummated at all. Even if such Sale Transaction were consummated, we may not realize all of the benefits that are anticipated from the Separation.
If the Distribution or other means of effecting the Separation (including, but not limited to, any Sale Transaction) is further delayed, restructured or not completed, the market price of our common shares may be materially adversely affected. Furthermore, if the Distribution or Sale Transaction does not occur, or if BHC does not otherwise dispose of its ownership of our equity interests, on the timelines or in the manner currently anticipated or at all, the risks relating to BHC’s control of us and the potential business conflicts of interest between BHC and us will continue to be relevant to our securityholders. The liquidity of our common shares and/or debt securities in the market may be constrained for as long as BHC continues to hold a significant position in our common shares and/or debt securities. A lack of liquidity in our common shares and/or debt securities could depress the price of our common shares and/or debt securities.
The Separation has been subject to challenge and could be subject to further challenges in the future, any of which could delay or prevent the consummation of such transactions or cause them to occur on worse terms than we currently expect.
The Separation has been the subject of legal proceedings. In addition, we could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. We are unable to predict the outcome of any such proceedings, investigations and inquiries, but we may incur significant costs and diversion of management attention as a result of these matters, regardless of the outcome. These proceedings, investigations and inquiries may lead to damages, settlement payments, fines, penalties, consent orders or other administrative sanctions against us, even if they relate solely to alleged actions or misstatements of BHC or, could even delay or prevent the consummation of the Separation or cause it to occur on different or worse terms than we currently expect. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Until the completion of the Separation, BHC will control the direction of our business, and the concentrated ownership of our common shares will prevent you and other shareholders from influencing significant decisions.
As of February 11, 2026, BHC beneficially owns approximately 88% of our issued and outstanding common shares. As long as BHC controls a majority of the voting power of our issued and outstanding common shares with respect to a particular matter, it will generally be able to determine the outcome of all corporate actions requiring shareholder approval (as further described below) and will be able to block a takeover bid made for the shares of the Company as Canadian securities laws require that a minimum of 50% of the issued and outstanding shares be tendered to the bid in order for the bid to succeed. In addition, as controlling shareholder, BHC will have significant influence over our plans and strategies, including strategies relating to marketing and growth. Even if BHC were to control less than a majority of the voting power of our outstanding common shares, it may be able to influence the outcome of such corporate actions so long as it owns a significant portion of our common shares. If BHC does not complete the Distribution or otherwise dispose of its ownership of our equity interests, it could remain our controlling shareholder for an extended period of time or indefinitely. In such a case, the concentration of BHC’s holdings may delay or prevent any acquisition or delay or discourage takeover attempts that shareholders may consider to be favorable, or make it more difficult or impossible for a third-party to acquire control of the Company or effect a change in the Board of Directors and management, any of which may cause the market price of our common shares and/or debt securities to decline. Any delay or prevention of a change of control transaction could deter potential acquirors or prevent the completion of a transaction in which the Company’s shareholders could receive a premium over the then current market price for their common shares.
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
BHC’s interests may not be the same as, or may conflict with, our interests or the interests of our other shareholders and other stakeholders. In addition, BHC has been the subject of shareholder activism, which has included the appointment of two members of its board of directors nominated by one such investor and which may result in BHC adopting plans or strategies that may differ from BHC’s current business strategies, including with respect to the Separation. Such shareholder activists may have interests that are not the same as, or may conflict with, our interests. Because BHC’s and/or its shareholders’ interests may differ from ours or from those of our other shareholders and other stakeholders, actions that BHC takes with respect to us, as our controlling shareholder and pursuant to its rights under the MSA, may not be favorable to us or our other securityholders and stakeholders.
In addition, BHC will have the ability, should it choose to do so, to sell some or all of our common shares that it owns in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company. In addition, BHC has transferred a portion of our common shares to its indirect wholly owned subsidiary, 1261229 B.C. Ltd., and such common shares have been pledged as collateral securing such subsidiary’s 10.00% Senior Secured Notes due 2032. If BHC's subsidiary defaults under such debt, our common shares that have been pledged to secure such debt may be foreclosed upon and could be sold. If BHC or its subsidiary privately sells its significant equity interests in our company or such equity interests are otherwise transferred (including in connection with a foreclosure on the common shares that are or may, in the future, be pledged as collateral for certain of BHC’s or its subsidiary's debt), we may become subject to the control of a presently unknown third party. Such third party may have interests that conflict with those of other securityholders and stakeholders, and may attempt to cause us to revise or change our plans and strategies. A new owner may also have different plans with respect to the Separation, including not effecting such Separation.
In addition, as a result of BHC being our controlling shareholder, BHC and its financial condition, business, reputation and operations (including its credit ratings) may have an impact on our business, including our credit ratings. In particular, although we do not guarantee BHC’s debt and are not subject to the restrictive covenants under the agreements governing BHC’s debt and BHC’s creditors therefore should not have any direct claim against us, any downgrade in BHC’s credit ratings may nonetheless have an adverse impact on and result in a downgrade in our credit ratings. If credit rating agencies downgrade our credit ratings, our ability to raise debt and the cost of capital for additional debt issuances may be adversely impacted. In addition, as noted above, BHC has been the subject of shareholder activism. Such shareholder activism may create uncertainties with respect to BHC’s financial position and operations and may have a material adverse effect on its business and which, in turn, may have an impact on our business and financial condition.
Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in BHC, and some of our directors may have actual or potential conflicts of interest because they also serve as directors of BHC.

Because of their current or former positions with BHC, some of our directors and executive officers may own common shares of BHC or have options to acquire shares of BHC, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, certain of our directors also serve as directors of BHC. While our Board of Directors has determined that Thomas W. Ross, Sr., Nathalie Bernier, Andrew C. von Eschenbach, Sarah B. Kavanagh, John A. Paulson, Russel C. Robertson, Karen L. Ling, Steven H. Collis and Eduardo C. Alfonso are “independent directors” within the meaning of applicable regulatory and stock exchange requirements in the United States and within the meaning of Canadian securities laws, certain of them have served and, in some cases, continue to serve, as directors of BHC.
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
To preserve the tax-free treatment of certain transactions related to the Distribution, certain agreements we entered into with BHC in connection with the Separation (including the Distribution Arrangement Agreement) contain certain tax-related covenants. We previously expected that the Distribution would be effected pursuant to the public company “butterfly reorganization” rules in Section 55 of the Tax Act (although BHC has subsequently announced it is considering other alternative structures, including a tax-free reduction of capital) and so these covenants include agreements that, among other things and subject to certain limited exceptions: (a) we and BHC will: (i) not, on or before the effective date of the Distribution Arrangement, take or perform or fail to take or perform any act, including entering into any transaction or permitting any act or transaction within our respective control to be taken or performed or to occur, that, in each case, could reasonably be considered to interfere or be inconsistent with the Tax Ruling; (ii) not take or perform or fail to take or perform any act, including entering into any transaction or permitting any act or transaction within our respective control to be taken or performed or to occur, in each case, that would cause BHC to cease to be a “specified corporation” within the meaning of the Tax Act on or prior to the effective date of the Distribution Arrangement, except as specifically contemplated by the Distribution Arrangement Agreement and in the Tax Ruling; and (iii) fulfill all representations and undertakings provided by us (or by any of our subsidiaries), or on our behalf (or on behalf of any of our subsidiaries) with our knowledge and consent, in the Tax Ruling; and (b) we and BHC will not, for a period of three years after the effective date of the Distribution Arrangement, take or perform or fail to take or perform any act, including entering into any transaction or permitting any act or transaction within our respective control to be taken or performed or to occur, that, in each case, could reasonably be expected to cause the Distribution Arrangement and/or any transaction contemplated by the Distribution Arrangement and/or the Distribution Arrangement Agreement to be taxed in a manner inconsistent with that provided for in the Tax Ruling. Although BHC has subsequently announced that it may effect the Distribution through a tax-free reduction of capital or may complete the Separation through an alternate transaction, we remain subject to these tax covenants, which may restrict us from taking certain actions that we might otherwise choose to take or from pursuing certain strategic transactions or engaging in other transactions, some of which could be material. The nature, extent and effect of these restrictions will depend on the manner in which the Distribution is effected, if at all.
If the Distribution were to be effected pursuant to the public company “butterfly reorganization” rules in Section 55 of the Tax Act as BHC initially anticipated, the Company and BHC would recognize a taxable gain on the completion of the Distribution if (a) within three years of completing the Distribution, we engage in a subsequent spin-off or split-up transaction under Section 55 of the Tax Act or BHC engages in a split-up (but not spin-off) transaction under Section 55 of the Tax Act, (b) a “specified shareholder” as defined for purposes of the “butterfly reorganization” rules in Section 55 of the Tax Act disposes of our shares or shares of BHC, or property that derives 10% or more of its value from such shares and an unrelated person or a partnership acquires such property or property substituted therefor as part of the “series of transactions” which includes the Distribution; (c) there is an acquisition of control of the Company or BHC that is part of the “series of transactions” that includes the Distribution; or (d) certain persons acquire shares in our capital (other than in specified permitted transactions) in contemplation of, and as part of the “series of transactions” that includes, the Distribution. If any of the above events, certain of which are outside of our control, were to occur and to cause the Distribution to be taxable to BHC and/or to the Company, then BHC or the Company, as applicable, and, in some cases, both BHC and the Company, would be liable for a substantial amount of tax. In addition, if such an event were due to an act of BHC (or one of its subsidiaries or controlled affiliates, other than the Company or its subsidiaries) or the Company (or one of its subsidiaries or controlled affiliates), or an omission by BHC or the Company to act, then BHC (in the case of an action taken by it or one of its subsidiaries or controlled affiliates (other than the Company and its subsidiaries)) or the Company (in the case of any action taken by it or one of its subsidiaries or controlled affiliates), as applicable, would generally be required to indemnify the other party for tax under the Distribution Arrangement Agreement. A breach by BHC or the Company of the other tax-related covenants in any of the Separation related agreements (including these tax covenants) may also require BHC or the Company, as applicable, to indemnify the other against any loss suffered or incurred from or in connection with such breach.
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
Future sales of our common shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), for so long as BHC is deemed to be our affiliate, unless such sales of shares are registered with the SEC or qualify for another applicable exemption from registration. Similarly, any sale of any of our common shares by BHC will constitute a “control distribution” under Canadian securities laws (generally a sale by a person or a group of persons holding more than 20% of our outstanding voting securities) and will be subject to restrictions under Canadian securities laws, unless the sale is qualified under a prospectus filed with Canadian securities regulatory authorities, is made pursuant to a prospectus exemption, or if prior notice of the sale is filed with the Canadian securities regulatory authorities at least seven days before any sale and there has been compliance with certain other requirements and restrictions regarding the manner of sale, payment of commissions, reporting and availability of current public information about us and compliance with applicable Canadian securities laws. We have granted certain registration rights to BHC. We are unable to predict with certainty whether or when BHC or its subsidiaries will sell a substantial number of our common shares to the extent it retains shares following the Distribution or in the event the Distribution does not occur. The Distribution or sale by BHC or its subsidiaries of a substantial number of our common shares, or a perception that the Distribution or such sales could occur (including in connection with a foreclosure on the common shares that are or may be pledged as collateral for certain of BHC’s or its subsidiary's debt), could significantly reduce the market price of our common shares.
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
In addition, the FDA and Health Canada approval must be obtained in the U.S. and Canada, respectively, EMA approval (drugs) and CE Marking (devices) and/or registration under the European Commission’s Medical Device Regulation (“MDR”) 2017/745 or MDR 2017/746 (respecting for in vitro diagnostic devices) must be obtained in countries in the EU and similar approvals must be obtained from comparable agencies in other countries, prior to marketing or manufacturing new pharmaceutical and medical device products for use by humans. Obtaining such regulatory approvals for new products and devices and manufacturing processes can take a number of years and involves the expenditure of substantial resources. We may face additional challenges with respect to EMA approval and CE Marking in the EU as a result of additional requirements for approval in the EU that may be more burdensome than those required by the FDA and Health Canada. Even if such products appear promising in development stages, regulatory approval may not be achieved and no assurance can be given that we will obtain approval in those countries where we wish to commercialize such products. Nor can any assurance be given that if such approval is secured, the approved labeling will not have significant labeling limitations, including limitations on the indications for which we can market a product, or require onerous risk management programs. Furthermore, from time to time, changes to the applicable legislation, regulations or policies may be introduced that change these review and approval processes for our products, which changes may make it more difficult and costly to obtain or maintain regulatory approvals.
Our marketed products will be subject to ongoing regulatory review.
Following initial regulatory approval of any products, we or our partners may develop or acquire, we will be subject to continuing regulatory review by various government authorities in those countries where our products are marketed or intended to be marketed, including the review of adverse drug events and clinical results that are reported after product candidates become commercially available. This also includes the need to monitor our medical device products both before and after receipt of the applicable market authorizations, including with respect to managing adverse device cases for reportable events, which may, for example, result in the need to file field safety notifications to competent health authorities and, where applicable, ongoing cybersecurity requirements. In addition, we are subject to ongoing audits and investigations of our facilities and products by the FDA, as well as other regulatory agencies in and outside the United States.
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
While EU law is applicable in Northern Ireland, the UK Medical Devices Regulations 2002/618 (“UK MDR 2002”) also need to be complied with in Great Britain. Medical device manufacturers who have CE marked devices will be able to continue to place them on the market in the whole of the UK if they have an EU MDR CE certificate, until June 30, 2030, without a change in labeling. Legacy medical devices with an EU MDD CE certificate or an EU Declaration of Conformity may continue to be placed on the UK market as long as they meet the transitional provisions of the EU MDR for Northern Ireland and the UK MDR 2002 for Great Britain. For class III and class IIb implantable devices (subject to some exclusions), these transitional provisions will end on December 31, 2027 in both Great Britain and Northern Ireland and, for all other classes in scope, these transitional provisions will end on June 30, 2028 in Great Britain and December 31, 2028 in Northern Ireland. After that, devices destined for Great Britain will be required to follow the future UK regulatory regime, which came into force in 2025. Northern Ireland will, however, continue to accept CE marked devices. There are some additional requirements for manufacturers who are based outside the UK such as the requirement to appoint a UK Responsible Person (“UKRP”) to take on certain regulatory responsibilities. To enable devices to be placed on the market in the UK after January 1, 2021 (even for CE marked devices), a UK manufacturer, a UKRP for an overseas manufacturer or an EU Authorised Representative based in Northern Ireland (for the purposes of the Northern Ireland market) must register with the Medicines and Healthcare products Regulatory Agency (“MHRA”). The registering entity will then register each of the devices for which they are responsible for placing on the market in the UK, whether in Great Britain or Northern Ireland, as required by the UM MDR 2002. This may create added expense and challenges as explained below.
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
In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in additional regulatory controls or restrictions, or even lead to the regulatory authority requiring us to recall or withdraw the product from the market. Further, if faced with these incidents of adverse drug reactions, unintended side effects or misuse relating to our products or for other reasons, we may elect to voluntarily implement a recall or market withdrawal of our product. For example, on March 27, 2025, we announced a voluntary recall of certain enVista IOL products in response to reports of toxic anterior segment syndrome (TASS), which stemmed from raw material used in certain lots that was delivered by a different vendor. This issue has now been resolved. A recall or market withdrawal, whether voluntary or required by a regulatory authority, may involve significant costs to us, potential disruptions in the supply of our products to our customers and reputational harm to our products and business, all of which could harm our ability to market our products and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In the past, we have experienced certain supply chain challenges which have caused disruptions in availability and delays in shipping, which has led to challenges in meeting end market demand, primarily within our contact lens and surgical businesses. Although now resolved, these supply-chain challenges impacted our revenues and resulting margins, despite our effort to manage these impacts through strategic pricing actions and other initiatives. If such challenges were to occur again, they could have an adverse impact on results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Even if we are able to obtain and maintain regulatory approvals for our pharmaceutical and medical device products, generic or branded, the success of these products is dependent upon achieving and maintaining market acceptance. Launching and commercializing products is time consuming, expensive and unpredictable. The commercial launch of a product takes significant time, resources, personnel and expertise, which we may not have in sufficient levels to achieve success, and is subject to various market conditions, some of which may be beyond our control. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees or distributors, successfully launch and commercialize new products or gain market acceptance for such products. New product candidates that appear promising in development may fail to reach the market or may have only limited or no commercial success. While we have been successful in launching some of our products, we may not achieve the same level of success with respect to all of our new products. Our inability to successfully launch our new products may negatively impact the commercial success of such products, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Our inability to successfully launch our new products could also lead to material impairment charges.
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
In addition, a number of our customers, particularly EU and UK governments, have adopted, or may adopt, procurement policies that impose sustainability standards. Our ability to sell to these customers, including the ability to win public tenders, may depend, in part, on whether we can meet, and provide evidence of meeting, those sustainability standards and the failure to do so could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
In addition, we may experience challenges in building and retaining our workforce in certain markets, where pressure from inflation and competition have exacerbated turnover. Labor shortages and competition for qualified personnel could cause disruptions in our business operations.
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
For certain of our products, we are, and may in the future be, subject to certain restrictions that limit our ability to increase or make changes to the pricing of those products. These restrictions or limitations are or may be imposed contractually (such as through our contracts with group purchasing organizations or others), through legislation (such as the Inflation Reduction Act, which, among other things, currently requires manufacturers to pay rebates to Medicare if prices increase faster than inflation for products used by Medicare beneficiaries and the One Big Beautiful Bill Act which, among other things, imposes new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs) or administrative actions (such as the Executive Order issued in May 2025 titled “Delivering Most-Favored Nation Prescription Drug Pricing to American Patients” which may impact the sales or profitability of branded pharmaceutical products and the extent of the impact may vary depending on the timeline for implementation and the number of pharmaceutical products that are impacted) or through decisions or commitments we decide to make ourselves (such as through the pricing committees we have established or may establish for certain of our businesses).
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
We have completed a number of acquisition and in-licensing transactions and may, in the future, seek to identify and acquire certain other assets, products and businesses. We may experience difficulties in integrating any acquired assets, products and businesses and we may fail to realize the anticipated benefits of any such acquisitions.
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
There are rapid and ongoing developments and regulations and changing expectations relating to ESG matters and factors such as the impact of our operations on climate change, water and waste management, our practices relating to sustainability and product stewardship, product safety, access to health care and affordable drugs, management of business ethics and human capital development, which may result in increased regulatory, social or other scrutiny on us. This scrutiny may be intensified as a result of the varying pro-ESG and anti-ESG views held by certain stakeholders. As a result, we are developing our integrated ESG program to position us for timely reporting for the European Union’s Corporate Sustainability Reporting Directive (CSRD) and Corporate Sustainability Due Diligence Directive (CSDDD), California’s Climate Corporate Data Accountability Act (SB 253) and Climate-Related Financial Risk Report (SB 261) regulations, and other pending requirements, if and when they come into force. In addition, the various legal and regulatory requirements specific to ESG matters in the U.S., EU, local or other jurisdictions in which we operate are complex, change frequently and have tended to become more stringent. For instance, we are subject to various laws against forced labor which have been promulgated by many regulatory authorities in the jurisdictions where we operate. If we are unable to adequately respond to such legal and regulatory developments and governmental, societal, investor and consumer expectations relating to such ESG matters, we may miss corporate opportunities, become subject to additional scrutiny, incur unexpected costs or experience damage to our reputation or our various brands. If any of these events were to occur, there may be a material adverse effect on our business, financial condition, cash flows and results of operations and the market value of our common shares and/or debt securities may decline.
Debt-Related Risks
Our indebtedness could adversely affect our business and our ability to meet our obligations.
As of December 31, 2025, we had $3,695 million and $1,412 million in outstanding aggregate principal amount of issued variable rate and fixed rate debt, respectively. Our variable rate debt exposes us to interest rate risk. When interest rates increase, our debt service obligations on our variable rate indebtedness increase even though the amount borrowed remains the same.

The Senior Secured Credit Facilities and the indentures governing the October 2028 Secured Notes and the January 2031 Secured Notes contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict our ability and the ability of our subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The June 2030 Revolving Credit Facility also contains a financial covenant (the “Revolving Facility Financial Covenant”) that requires us to, if, as of the last day of any fiscal quarter of the Company (commencing with the fiscal quarter ending December 31, 2025), loans and swingline loans are outstanding thereunder in an aggregate amount greater than 35% of the total commitments thereunder at such time, maintain a maximum first lien net leverage ratio of not greater than (a) commencing with the last day of the second full fiscal quarter ending after the closing of the June 2025 Credit Facility Amendment (as defined herein) through and including the eighth full fiscal quarter ending after the closing of the June 2025 Credit Facility Amendment, 5.75:1.00, (b) commencing with the last day of the ninth full fiscal quarter after the closing of the June 2025 Credit Facility Amendment through and including the twelfth full fiscal quarter ending after the closing of the June 2025 Credit Facility Amendment, 5.50:1.00, (c) commencing with the last day of the thirteenth full fiscal quarter after the closing of the June 2025 Credit Facility Amendment through and including the sixteenth full fiscal quarter ending after the closing of the June 2025 Credit Facility Amendment, 5.25:1.00, and (d) commencing with the last day of the seventeenth full fiscal quarter and thereafter, 5.00:1.00. The Revolving Facility Financial Covenant may be waived or amended with the consent of a majority of the lenders under the June 2030 Revolving Credit Facility, and without the consent of the lenders under any other Senior Secured Credit Facility or any other person and contains a customary term loan facility standstill and customary cure rights. The indentures governing the October 2028 Secured Notes and the January 2031 Secured Notes also contain negative covenants and events of default that are similar to those contained in the Senior Secured Credit Facilities.
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

•political and economic instability;
•ongoing uncertainties as a result of unrest, instability or changes in geopolitical conditions, including military or political conflicts, such as those caused by the ongoing conflict between Russia and Ukraine and the conflict in the Middle East involving Israel, Hamas and other countries and militant groups in the region (the potential escalation or geographic expansion of which could heighten other risks identified elsewhere in this “Risk Factors” section);
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
•new export license requirements;
•existing or further adverse changes in tariff and trade protection measures;
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
During 2025, the Trump administration has imposed increased and new tariffs on its global partners. Additional tariffs and other protective measures are being investigated and may also be imposed. Counter-tariffs and other retaliatory measures have been threatened and imposed on the U.S. by some global partners. The U.S. has negotiated trade agreements with some countries on tariff matters and negotiations with others are ongoing. These tariffs and counter-tariffs have had and may continue to have an impact on some of the countries in and with which we do business and some of sectors in which we are engaged (including pharmaceuticals). While we believe we will be able to mitigate some of the impact of these tariffs, counter-tariffs and other trade restrictions through the use of certain levers and other actions (such as strategic inventory stocking, shifting manufacturing to our global network of in-house facilities and expanding local-for-local supply opportunities), these measures may not be successful in mitigating all of the impacts of these tariff and other trade matters. Existing and new tariffs and counter-tariffs could adversely affect our cost to manufacture and provide our products and services and the revenues generated through sales of such products and services and, as a result, could impact our revenues and resulting margins and could have an adverse impact on results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, support for protectionism and rising anti-globalization sentiment in the United States and other countries may slow global growth. In particular, a protracted and wide-ranging trade conflict between the United States and its trading partners could adversely affect global economic growth.
Concerns also remain around the social, political and economic impacts of the changing political landscape in Europe, the Middle East (including Iran) and elsewhere. Broader geopolitical tensions remain high among the United States, Russia, China, Venezuela and other parts of South America and across the Middle East, as well as between the U.S. and Greenland, and other members of the North Atlantic Treaty Organization.

Given the international scope of our operations, any sanctions, export controls, tariffs, trade wars and other governmental actions could have an adverse effect on our business, financial condition, cash flows and results of operations. Similarly, adverse economic and geopolitical conditions impacting our customers in these countries or uncertainty about global economic conditions or the geopolitical environment could cause a decline in price of our common shares and could also result in purchases of our products to decline, which would adversely affect our revenues and operating results.
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
In 2025, we derived approximately 3% of our revenues from sales of our products in Russia, Ukraine and Belarus. As of the date of this Form 10-K, the conflict between Ukraine and Russia has continued to impact our business in the region, and we are continuously monitoring developments to assess any potential future impact that may arise. Given the nature of our products, we do not believe that the current sanctions and other measures imposed by the United States and other countries preclude us from conducting business in the region. However, we anticipate that the ongoing conflict in this region and the sanctions and other actions by the global community in response may continue to hinder our ability to conduct business with customers and vendors in this region. For example, we have experienced and may in the future experience disruption and delays in the supply of our products to our customers in Russia, Belarus and Ukraine. We have experienced and may in the future also experience decreased demand for our products in these countries as a result of the conflict and invasion. In addition, we may experience difficulties in collecting receivables from such customers. If we are hampered in our ability to conduct business with new or existing customers and vendors in this region, our business, and operations, including our revenues, profitability and cash flows, could be adversely impacted. Furthermore, if the sanctions and other retaliatory measures imposed by the global community change, we may be required to cease or suspend our operations in the region or, should the conflict worsen, we may voluntarily elect to do so. For example, the former Biden administration imposed U.S. sanctions and export controls against Russia and Belarus in response to the ongoing war. These sanctions temporarily impacted our ability to distribute our U.S. manufactured contact lenses and our U.S. surgical products to Russia and Belarus. However, in response to these sanctions, we applied for licenses with the U.S. Department of Commerce’s Bureau of Industry and Security for both Russia and Belarus and we currently have all licenses, or other applicable governmental authorizations, necessary to allow us to sell the applicable currently sanctioned products in each of these countries. The Trump administration has extended the sanctions imposed by the former Biden administration and has also indicated that it may impose additional sanctions against Russia and/or secondary sanctions against countries doing business with Russia, if negotiations are not progressed respecting a ceasefire or possible end to the conflict in Ukraine. In addition, the European Union (“EU”) has also imposed several rounds of sanctions against Russia. We have obtained licenses, where required, for products and services provided to Russia from the EU and from the relevant EU member states. We cannot guarantee that we will be able to obtain licenses or other governmental authorizations for any future sanctions or export controls that may be imposed. In addition, we cannot provide assurance that current sanctions or potential future changes in these sanctions or other measures will not have a material impact on our operations in Russia, Belarus and Ukraine. The disruption to, or suspension of, our business and operations in Russia, Belarus and Ukraine would adversely impact our business, financial condition, cash flows and results of operations in this region which may, in turn, materially adversely impact our overall business, financial condition, cash flows and results of operations, which impact could be material, and could cause the market value of our common shares and/or debt securities to decline. Finally, we are also subject to risks if exchange controls were to be imposed that would limit the repatriation of profits from our operations in Russia. While we do not rely on profits or dividends from our Russian operations to fund our debt repayment or other business activities generally, as our operations from Russia primarily involve the sale of products purchased from our affiliates located outside of Russia, any exchange controls that would limit the purchase of or payment for products or goods from outside of Russia may have an adverse impact on our operations in Russia or the way we conduct business in Russia.
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
We utilize proprietary and third party artificial intelligence (“AI”) in various aspects of our business and operations, including as part of our commercial, manufacturing, R&D, information technology, procurement and human resources functions. However, there may be significant risks involved in utilizing AI and no assurance can be provided that our use will enhance our business and operations or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. If the AI solutions that we create or obtain from third parties are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. In addition, if we do not have sufficient rights to use the data or other material or content on which our AI solutions or other AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.
In addition, regulation of AI is rapidly evolving worldwide and AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection and information security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. For example, several laws have been enacted at the U.S. state level that regulate the development and deployment of AI platforms and systems. Although there are no U.S. federal laws specifically governing AI development and use, federal agencies in the United States are applying existing laws to address AI-related risks. An Executive Order issued in December 2025 seeks to establish uniform federal standards and challenge state laws that regulate AI. In addition, regulators in the United States, the United Kingdom, Canada, and other jurisdictions are developing new guidance or binding rules applicable to AI systems, including algorithmic accountability, explainability, dataset quality, and restrictions on certain high‑risk uses of AI. We have internal governance processes designed to monitor such developments and to promote compliance with applicable AI‑related legal and regulatory requirements. In the EU, we are also subject to the European Union Artificial Intelligence Act (the “EU AI Act”), regulating development and deployment of AI systems. The EU AI Act applies to both public and private actors inside and outside of the EU as long as the AI system is placed on the EU market, or its use has an impact on people located in the EU.
We may not be able to anticipate how to respond to these rapidly evolving laws and regulations, and we may need to expend resources to adjust our use of AI in certain jurisdictions if the legal and regulatory frameworks are inconsistent across jurisdictions. In addition, these laws and regulations could have significant effects on our Company and require us to change our AI practices and incur substantial costs and expenses in order to comply. In addition, the use of AI may subject us to new or heightened ethical or other challenges.
Conversely, if we are unable or unwilling to adopt AI technologies in our businesses and operation, we may face competitive risks from our peers, who are utilizing these technologies, which in turn could adversely impact our business. financial condition, cash flows and results of operations.
Competitive Risks
We operate in an extremely competitive industry. If competitors develop or acquire more effective or less costly pharmaceuticals, OTC products, medical devices or other products for our target indications, it could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation was extended to 2024 or, with respect to certain components of the plan, to 2025. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including several countries which did not agree to the initial plan. Under Pillar One, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal year beginning on or after December 31, 2023. For example, on December 15, 2022, the EU member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states were expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”), which was enacted on

June 20, 2024. The GMTA is generally aligned with the model rules proposed by the OECD and is effective for fiscal years beginning on or after December 31, 2023. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules (“GloBe”), transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. On June 17, 2024, the OECD published further administrative guidance to clarify the operation of the model rules. On January 15, 2025, the OECD published additional guidance on the interpretation of the GloBe model rules, including the central record that contained two lists of jurisdictions that have (i) income inclusion rules (the “IIR”) and (ii) domestic minimum top-up taxes (“QDMTT”) that have transitional qualified status. Canada’s GMTA is included in both lists. The central record was amended by the OECD in March and August 2025 to add new jurisdictions.
The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On January 20, 2025, the Trump administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of the G7 countries announced an agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting. In January 2026, the OECD published the so-called “side by side” arrangement package to implement this exclusion. However, we cannot predict whether the United States will adopt any other protective measures including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar One or Pillar Two, in response to the executive order, the “side by side” arrangement described above, or otherwise. It is possible that any changes in U.S. or non-U.S. tax law could have a material adverse effect on our future tax liabilities and our effective tax rate.
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
For example, in 2024 and 2023, we recognized impairments to finite-lived and indefinite-lived intangible assets of $5 million and less than $1 million, respectively. These asset impairments were primarily attributable to the discontinuance of certain product lines.
The Company conducted its annual goodwill impairment test as of October 1, 2025. No impairment to the goodwill of any reporting unit was identified. If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
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
Internationally, laws and regulations in many jurisdictions apply broadly to the collection, transmission, dissemination, use, privacy, confidentiality, security, retention, availability, integrity and other processing of health-related and other sensitive and personal information. For example, the EU’s General Data Protection Regulation (“GDPR”), and the UK GDPR together with national legislation, regulations and guidelines of the EU member states and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million (or GBP 17.5 million under the UK GDPR), whichever is greater. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the European Economic Area or UK. Guidance on implementation and compliance practices is often updated or otherwise revised. These laws require data controllers to implement stringent operational requirements, including, for example, transparent and expanded disclosure to data subjects about how their personal data is collected and processed, grant rights for data subjects to access, delete or object to the processing of their data, mandatory data breach notification requirements (and in certain cases, affected individuals), set limitations on retention of information and outline significant documentary requirements to demonstrate compliance through policies, procedures, training and audits. The GDPR also provides that EU member states may introduce further conditions, including limitations, and make their own laws and regulations, further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harm our business and financial condition.
The withdrawal of the UK from the European Union also has created uncertainty with regard to the regulation of data protection in the UK. Since January 1, 2021, when the transitional period following Brexit expired, we have been required to comply with the GDPR as well as the UK GDPR (combining the GDPR and the UK’s Data Protection Act of 2018), which exposes us to two parallel regimes, each of which authorizes similar fines and may subject us to increased compliance risk based on differing, and potentially inconsistent or conflicting, interpretation and enforcement by regulators and authorities. While the GDPR and the UK GDPR remain substantially similar for the time being, the government of the UK has adopted reforms to its data privacy and cybersecurity legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026) and will introduce significant changes from the GDPR. This may lead to additional compliance costs and could increase overall risk exposure as businesses may no longer be able to take a unified approach across the EEA and the UK, and such businesses may need to amend their processes and procedures to align with the new framework. Implementing mechanisms to endeavor to ensure compliance with the GDPR and the UK GDPR may be onerous and expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. With respect to transfers of personal data from the EEA, on June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. Such adequacy decision was extended until December 2031, however, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs, it could lead to additional costs and increase our overall risk exposure.
Several laws have been enacted at the U.S. state level that regulate the development and deployment of AI platforms and systems. Although there are no U.S. federal laws specifically governing AI development and use, federal agencies in the United States are applying existing laws to address AI-related risks. An Executive Order issued in December 2025 seeks to establish uniform federal standards and challenge state laws that regulate AI. As with data privacy laws, these state laws and possible federal regulation could have significant effects on our Company and require us to change our AI practices and incur substantial costs and expenses in order to comply.

In addition, regulators in the United States, the United Kingdom, Canada, and other jurisdictions are developing new guidance or binding rules applicable to AI systems, including algorithmic accountability, explainability, dataset quality, and restrictions on certain high‑risk uses of AI. We have internal governance processes designed to monitor such developments and to promote compliance with applicable AI‑related legal and regulatory requirements.
In the EU, we are also subject to the EU AI Act, regulating development and deployment of AI systems. The EU AI Act applies to both public and private actors inside and outside of the EU as long as the AI system is placed on the EU market, or its use has an impact on people located in the EU. In the context of the European Strategy for Data, we may also be subject to the EU’s Data Act, a new regulation intended to make data more accessible and usable, encouraging data-driven innovation and increasing data availability in the area of connected devices and related services placed on the EU market. To the extent our medical devices or digital health technologies generate or process such data, the EU Data Act may require us to provide users or third parties with access to certain categories of device‑generated data, implement data‑sharing mechanisms, and comply with associated transparency, contractual, and cybersecurity obligations. The EU Data Act also imposes restrictions on international data transfers and requirements related to switching between cloud or data‑processing service providers. Compliance with the EU Data Act may result in operational changes and additional administrative, contractual, and technical obligations.
In addition, in China, the PIPL came into force in November 2021. The PIPL is the first Chinese national-level law comprehensively regulating issues in relation to personal information protection. The PIPL provides for specific administrative requirements and security controls when transferring personal data outside the Peoples Republic of China. Measures for Data Export Security Assessment were promulgated by the Chinese authority as part of the implementation of outbound data transfer requirements under the PIPL, which came into effect on September 1, 2022. On June 1, 2023, the Standard Contract Measures for the Export of Personal Information were formulated to facilitate the outbound data transfer through the use of standard contracts for the cross-border transfer of personal information with overseas recipients.
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
The Trump administration has signed many executive orders on a range of topics, including with respect to diversity, equity, inclusion and accessibility programs, policies and related issues, tariffs and other trade protection measures, environmental and energy-related matters, regulation of artificial intelligence and review of existing legislation and regulations (such as the FCPA and Inflation Reduction Act). Additional executive orders are anticipated. In addition, these executive orders may inform future legislative reform. We are in the process of monitoring and assessing these executive orders and what, if any, impact they will have on our business and operations, but such impact could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
Legislative or regulatory reform of the health care system may affect our ability to sell our products profitably and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
In the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could impact our ability to sell our products profitably. The Patient Protection and

Affordable Care Act (the “PPACA”) as amended by the Health Care Reform Act, may affect the operational results of companies in the pharmaceutical and medical device industries, including the Company and other health care related industries, by imposing on them additional costs. Effective January 1, 2010, the Health Care Reform Act increased the minimum Medicaid drug rebates for pharmaceutical companies, expanded the 340B drug discount program, and made changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revised the definition of “average manufacturer price” for reporting purposes, which may affect the amount of our Medicaid drug rebates to states. Beginning in 2011, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. The Bipartisan Budget Act of 2018 amended the PPACA, effective January 1, 2019, to close the donut hole in most Medicare drug plans. In addition, in April 2018, the Centers for Medicare & Medicaid Services (“CMS”) published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces.
The Inflation Reduction Act (“IRA”) made significant changes to how drugs are covered and paid for under the Medicare program, including imposing financial penalties if drug prices are increased at a rate faster than inflation, redesigning Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allowing the U.S. government to set prices for certain drugs in Medicare. The IRA also provides for (i) the U.S. government to set or “negotiate” prices for select high-cost Medicare Part D (beginning in 2026) and Medicare Part B drugs (beginning in 2028) that are more than nine years (for small-molecule drugs) or 13 years (for biological products) from their initial FDA approval, (ii) manufacturers to pay a rebate for Medicare Part B and Part D drugs when prices increase faster than inflation beginning in 2022 for Medicare Part D and 2023 for Medicare Part B drugs and (iii) Medicare Part D redesign which replaces the current Part D Coverage Gap Discount Program and established a $2,000 cap for out-of-pocket limits costs for Medicare beneficiaries beginning in 2025, which has increased to $2,100 for 2026, with manufacturers being responsible for 10% of costs up to the $2,100 cap and 20% after that cap is reached.
There have been prior efforts in Congress to amend or replace the IRA and it is possible that there could be new efforts to make changes to this legislation. We cannot predict what those changes will be or when they will take effect, and we could face additional risks arising from such changes or changed interpretations of our obligations under the legislation. Because of this continued uncertainty, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of this legislation or its repeal on our business model, prospects, financial condition or results of operations, in particular on the pricing, coverage or reimbursement of any of our product candidates that may receive marketing approval. Additionally, policy efforts designed specifically to reduce patient out-of-pocket costs for medicines could result in new mandatory rebates and discounts or other pricing restrictions. The One Big Beautiful Bill Act (the “OBBBA”), which was signed into law on July 4, 2025, imposes, among other things, new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the health care delivery system. We cannot provide assurance as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation.
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
In recent years, legislation and regulation related to environmental protection have become increasingly stringent. Such legislation and regulations are complex and constantly changing. In particular, legislation and regulation relating to global climate, sustainability and product stewardship including greenhouse gas emissions, are at various stages of consideration and implementation. As noted above, given the Trump administration's executive orders, additional proposed changes to such legislation and regulations are also anticipated. Future events, such as changes in existing laws or regulations or the enforcement thereof or the discovery of contamination at our facilities may, among other things, require us to install additional controls for certain of our emission sources, undertake changes in our manufacturing processes, remediate soil or groundwater contamination at facilities where such cleanup is not currently required or to take action to address social expectations or concerns arising from or relating to such changes and our response to such changes. The cost of such additional compliance or remediation obligations or responding to such social expectations or concerns may be significant and could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Risk Management and Strategy
Cybersecurity risk management is an integral part of our overall enterprise risk management program. In order to assess, identify, manage and address the risk of cybersecurity threats or incidents, the Company has established a Cybersecurity Risk Management Program, which uses a risk-based approach to implement multi-layered controls designed to enable the Company to maintain agility while protecting critical infrastructure, systems, and data. This program incorporates controls and frameworks designed to align with industry best practices, including those based on the National Institute of Standards and Technology Cybersecurity Framework, the Sarbanes-Oxley Act of 2002 and HIPAA.
The Cybersecurity Risk Management Program is designed to identify potential vulnerabilities and threats and develop strategies to mitigate and remediate them. To assess, identify, manage, address and minimize the effects of a cybersecurity threat or incident, or a series of related cybersecurity threats or incidents, the Company undertakes a range of activities, including continuous monitoring of its systems and networks, incident response planning, and employee training. The Company also has business continuity and disaster recovery plans in place in the event of a cybersecurity incident, which are regularly reviewed and updated as needed. The Company also regularly engages third-party assessors, consultants, auditors, and other experts to help identify, assess and address potential threats or incidents.
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
•Materiality Committee, which is led by the CIO, Controller and Chief Accounting Officer, and SVP, Assistant General Counsel. The Cybersecurity and Risk Management Team informs the Materiality Committee of Severity 1 incidents and the Materiality Committee is then responsible for assessing whether a threat or an incident has materially affected or is likely to materially affect the Company’s business strategy, results of operations or financial condition. Once it is determined that a matter has had a material impact or it is reasonably likely to have a material impact on the Company, the Materiality Committee is required to immediately report the incident to the Disclosure Committee and Audit Committee.
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
The Company’s VP, IT Security and Risk Management, who leads our Cybersecurity and Risk Management Team, has relevant degrees and certifications in Information Technology and Security and has extensive experience in his current and prior roles related to IT Security. He regularly participates in various third-party industry conferences and trainings along with overseeing independent cybersecurity testing firms to ensure the Company’s cybersecurity posture remains current and adaptive to evolving threats.

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
Holders
The approximate number of holders of record of our common shares as of February 11, 2026 was 4.
Performance Graph
The graph below matches the cumulative total return of holders of Bausch + Lomb Corporation's common shares with the cumulative total returns of the: (i) S&P 500 index, (ii) the S&P/TSX Composite index and (iii) a peer group of companies. The peer group consists of a customized peer group of fifteen companies that includes: Agilent Technologies Inc, Alcon Inc., Align Technology Inc, The Cooper Companies Inc, Dentsply Sirona Inc, Dexcom Inc, Edwards Lifesciences Corp, Hologic Inc, Jazz Pharmaceuticals Plc, Organon & Co., Perrigo Company Plc, Resmed Inc, Teleflex Inc, Viatris Inc. and Zimmer Biomet Holdings Inc. The graph assumes that the value of the investment in our common shares, in each index, and in the peer group (including reinvestment of dividends) was $100 on May 6, 2022 and tracks it through December 31, 2025.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
5/6/22
12/31/22
12/31/23
12/31/24
12/31/25
Bausch & Lomb Corp
S&P 500
S&P/TSX Composite
Peer Group

	5/6/22	12/31/22	12/31/23	12/31/24	12/31/25
Bausch + Lomb Corp	$100.00	$77.55	$85.30	$90.30	$85.40
S&P 500	$100.00	$94.04	$118.76	$148.47	$175.02
S&P/TSX Composite	$100.00	$95.43	$106.64	$129.73	$170.83
Peer Group	$100.00	$99.38	$100.36	$93.86	$90.74

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
This summary is based upon the current provisions of the U.S. Treaty and the Canadian Tax Act and our understanding of the current administrative policies and assessing practices of the Canada Revenue Agency published in writing prior to the date hereof (the “Tax Proposals”). No assurances can be given that the Tax Proposals will be enacted as proposed, if at all. This summary is not exhaustive of all possible Canadian federal income tax considerations and, except for the Tax Proposals, takes into account all specific proposals to amend the U.S. Treaty and the Canadian Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof. This summary does not otherwise take into account or anticipate changes in law or administrative policies and assessing practices, whether by judicial, regulatory, administrative or legislative decision or action, nor does it take into account provincial, territorial or foreign tax legislation or considerations, which may differ from those discussed herein.
This summary is of a general nature only and is not intended to be, nor should it be construed to be, legal or tax advice generally or to any particular holder. Holders should consult their own tax advisors with respect to their own particular circumstances.
Gains on Disposition of Common Shares
In general, a U.S. Holder will not be subject to tax under the Canadian Tax Act on capital gains, or be entitled to deduct capital losses, arising on the disposition of such holder’s common shares unless the common shares are “taxable Canadian property” to the U.S. Holder at the time of disposition and are not “treaty-protected property”.
As long as the common shares are then listed on a “designated stock exchange”, which currently includes the NYSE and TSX, the common shares generally will not constitute taxable Canadian property of a U.S. Holder, unless, at any time during the 60-month period preceding the disposition: (a) one or any combination of (i) the U.S. Holder, (ii) persons not dealing at arm’s length with such U.S. Holder, and (iii) partnerships in which the U.S. Holder or a person described in (ii) holds a membership interest (either directly or indirectly through one or more partnerships), owned 25% or more of the issued shares of any class or series of the capital stock of the Company and (b) more than 50% of the fair market value of the common shares was derived, directly or indirectly, from any combination of: (i) real or immoveable property situated in Canada, (ii) “Canadian resource property” (as such term is defined in the Canadian Tax Act), (iii) “timber resource property” (as such term is defined in the Canadian Tax Act) or (iv) options in respect of, or interests in, or for civil law rights in, any such properties whether or not the property exists, or the common shares are otherwise deemed to be taxable Canadian property.
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
Dividends on Common Shares

Dividends paid or credited on the common shares or deemed to be paid or credited on the common shares to a U.S. Holder that is the beneficial owner of such dividends will generally be subject to non-resident withholding tax under the Canadian Tax Act and the U.S. Treaty at the rate of: (a) 5% of the gross amount paid or credited if the U.S. Holder is a company that owns (or is deemed to own) at least 10% of our voting stock or (b) 15% of the gross amount paid or credited in all other cases. The rate of withholding under the Canadian Tax Act in respect of dividends paid to non-residents of Canada is 25% of the gross amount paid or credited where no tax treaty applies.
Securities Authorized for Issuance under Equity Compensation Plans
Information required under this Item will be included in our definitive proxy statement for the 2026 Annual Meeting of Shareholders expected to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K (the “2026 Proxy Statement”), and such required information is incorporated herein by reference.
Purchases of Equity Securities by the Company and Affiliated Purchases
There were no purchases of equity securities by the Company during the fourth quarter of the year ended December 31, 2025.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through February 18, 2026 and should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion. Additional Company information, including this Form 10-K, is available on SEDAR+ at www.sedarplus.ca and on the U.S. Securities and Exchange Commission (the “SEC”) website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted.
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88% of the issued and outstanding common shares of Bausch + Lomb, as of February 11, 2026. For additional discussion regarding the separation of Bausch + Lomb from BHC, refer to Item 1. "Business".
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
The Surgical segment— consists of medical device equipment, consumables and technologies for the treatment of cataracts, corneal, vitreous and retinal eye conditions, which includes IOLs and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key surgical brands include Akreos®, AMVISC®, IC-8 Apthera®, Crystalens® IOLs, enVista® IOLs, Eyetelligence® Surgical Planning Software, Millennium®, Stellaris Elite® vision enhancement system, Synergetics®, ClearVisc®, StableVisc®, Storz® ophthalmic instruments, VICTUS® femtosecond laser, Teneo®, Eyefill® and Zyoptix®.

For additional discussion of our reportable segments, see the discussion in Item 1. "Business — Segment Information" and Note 21, “SEGMENT INFORMATION” to our audited Consolidated Financial Statements for further details on these reportable segments.
Product Development
Our team of approximately 900 dedicated Research and Development (“R&D”) employees is focused on advancing our pipeline and identifying new product opportunities and we believe we have a significant innovation opportunity today. We plan to develop and, where applicable, commercialize our global pipeline of over 60 projects, many of which are global projects being developed in and for multiple countries. These global and individual projects are in various stages of pre-clinical and clinical development, including new contact lenses for myopia, next-generation cataract equipment, premium IOLs, investigational treatments for dry eye, novel formulation for eye vitamins and preservative free formulation of eye drops, among others, that are designed to grow our portfolio and accelerate future growth.
Our internal R&D organization focuses on the development of products through robust bench testing that is designed to comply with international standards and through clinical trials. Certain of our key pipeline products are listed below.
Vision Care
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free was launched in the first quarter of 2025. In addition, the Company is in the process of initiating a Lumify® next generation ("Lumify Luxe") clinical study, for which a Phase 3 study met all primary and secondary endpoints and for which a NDA submission is anticipated during the first-half of 2026.
•Blink® Franchise – During June 2024, we expanded our over-the-counter dry eye portfolio with the launch of Blink® NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms. In June 2025, the Company began launching Blink® Nourish and Blink® Boost lubricating eye drops in the U.S. We are in the process of a preservative-free lipid-based formulation of our Blink® Triple Care product, which is anticipated to launch in 2026.
•AREDS3 Vitamins – We have started the development of AREDS3, a next-generation eye vitamin formulation, in an effort to expand our eye vitamins portfolio, which is anticipated to launch in 2026.
•Bioactive Lens – We are developing a new bioactive contact lens incorporating bioactive hyaluronic acid hydrogel, a novel material design for daily disposable contact lens. Internal clinical studies have been ongoing, and we have completed the first external clinical study. Additional studies are planned through 2026.
•Myopia Control Contact Lens – A multi-year study has begun for a Myopia control contact lens. We expect to receive a year 1 interim report during 2026.
•DD SiHy Lens - A second daily disposable SiHy lens designed for affordable innovation being developed leveraging our existing manufacturing platform.
•FRP SiHy - A new premium planned replacement SiHy lens being developed with a focus on providing unsurpassed comfort throughout the month.
Pharmaceuticals
•Dual-Action Lifitegrast – We have begun enrolling a Phase 2 clinical study in an effort to begin developing the first dual-action therapeutic to address evaporative and inflammatory dry eye.
•Ocular Pain – We are developing a first-in-class neurosensory agent therapy for ocular surface pain. We have completed the Phase 1 study and phase 2 results are anticipated in the second half of 2026.
•Glaucoma Neuroprotection – We have begun enrolling a Phase 2 clinical study in an effort to begin developing the first glaucoma therapy to lower intraocular pressure and improve visual function. Phase 2 results are expected in the second half of 2026.
Surgical
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with the following:
◦enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics were launched in the U.S. during October 2023 and in Europe and Canada in 2025.

◦enVista Envy® launched in Canada in June 2024, in the U.S. in November 2024 and in Europe in October 2025, and launches in Singapore and Hong Kong are expected.
◦enVista BeyondTM extended depth of focus (“EDOF”) is anticipated to launch in the U.S. in 2027.
•LuxLife® – We are expanding our portfolio of premium IOLs built on the “Lux” platform with the LuxLife® Trifocal IOL with two options, non-Toric and Toric for astigmatic patients.  The European launch of this product is in process.
•ELIOS® – As discussed below, we plan to expand our glaucoma treatment portfolio with ELIOS®, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. The U.S. submission of this product is anticipated in the first-half of 2026.
•SeeNovaTM – We are developing the next generation ophthalmic microsurgical system for Anterior, Posterior and Combined segment surgeries. US and EU releases are anticipated in 2028.
•SeeLyraTM – Femtosecond laser assisted cataract surgery system with integration of phaco components. CE Mark and 510k submission is anticipated in the first half of 2026 and approvals are anticipated by the end of 2026.
In addition, we have a number of other pipeline products that we are in the process of developing.
Strategic Acquisitions and Licensing Agreements
In addition to internal development, we continuously search for new product opportunities through strategic licensing agreements and acquisitions, that, if successful, will allow us to leverage our commercial footprint and supplement our existing product portfolio and address specific unmet needs in the market.
During 2025, certain strategic acquisitions that we had entered into included the following:
•Acquisition of a manufacturing facility – On December 9, 2025, we acquired certain manufacturing equipment, other assets and the assumption of a manufacturing facility lease in Mexico. The acquisition is expected to unlock manufacturing capacity and expand the Company's margins.
•Acquisition of Whitecap Biosciences – On January 3, 2025, we acquired Whitecap Biosciences LLC (“Whitecap Biosciences”). The acquisition is expected to expand the Company’s clinical-stage pipeline, as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy.
Prior to 2025, certain strategic acquisitions that we had entered into included the following:
•Acquisition of Elios Vision – In December 2024, we acquired Elios Vision, Inc. (“Elios Vision”). Elios Vision, a privately held company, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. The U.S. submission of this product is anticipated in the first-half of 2026 and we expect this acquisition to then bolster the Company’s glaucoma treatment portfolio.
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
•Acquisition of XIIDRA® – In September 2023, the Company acquired XIIDRA®, a non-steroid eye drop specifically approved to treat the signs and symptoms of dry eye disease focusing on inflammation associated with dry eye, and certain other ophthalmology assets from Novartis Pharma AG and Novartis Finance Corporation (together with Novartis Pharma AG, “Novartis”) (the “XIIDRA Acquisition”). The XIIDRA Acquisition complements and grew our existing dry eye franchise.
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
•Acquisition of AcuFocus – In January 2023, we acquired AcuFocus, Inc. (“AcuFocus”). AcuFocus is an ophthalmic medical device company that has delivered breakthrough small aperture intraocular technology to address diverse unmet needs in eye care. The IC-8 Apthera® IOL was approved by the U.S. Food and Drug Administration (the

“FDA”) in July 2022 as the first and only small aperture non-toric EDOF IOL for certain cataract patients who have as much as 1.5 diopters of corneal astigmatism and wish to address presbyopia at the same time. The acquisition of the IC-8 Apthera® IOL has allowed us to grow our portfolio of IOL offerings.
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
In response to the investigation, the Company has implemented enhanced inspection protocols for IOLs, as well as more explicit standards for how the monomers that make up its lenses are prepared by vendors. With these new processes in place, the Company has returned to full production of all enVista IOLs and during the fourth quarter of 2025, enVista IOL sales reached their pre-recall levels.
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
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, for 2025, 2024 and 2023 were approximately 3% of our total revenues in each period. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business. See “Risk Factors—Risks Relating to the International Scope of our Business—As a result of the current conflict between Russia and Ukraine, the current and any future responses by the global community to such conflict and any counter responses by the Russian government or other entities or individuals, and the potential expansion of the conflict to other countries, we have experienced and may continue to experience an adverse impact on our business and operations in this region, as well as on our business and operations generally, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.”
Conflict in the Middle East
The conflict between Israel and Hamas began during October 2023 and expanded to include other countries and militant groups, including Iran. The conflict is currently the subject of a ceasefire agreement between Israel and Hamas that was announced in October 2025. In addition, in December 2025 and January 2026, mass protests occurred across Iran. Our revenues attributable to the impacted regions for 2025, 2024 and 2023 were less than 1% of our total revenues in each period. Sales in Iran are covered by a general OFAC license. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see Item 1A. “Risk Factors" of this Form 10-K for additional information.
Macroeconomic Conditions
The Company is monitoring ongoing policy changes being made by the Trump administration, including those related to existing trade agreements and the actual or threatened imposition and implementation of new tariffs and the counter-duties, counter-tariffs and/or other counter-measures threatened or implemented in response by other countries. Some of these policies have targeted countries in which we do business and sectors in which we do business, including pharmaceuticals. Given the international scope of our operations, any sanctions, export controls, tariffs, trade wars and other governmental actions could have an adverse effect on our business, financial condition, cash flows and results of operations. Similarly, adverse economic and geopolitical conditions impacting our customers in these countries or uncertainty about global economic conditions or the geopolitical environment could result in purchases of our products to decline, which would adversely affect our revenues and operating results and could also cause a decline in our share price.
As of the date of this filing, the current state of recent tariffs, counter-tariffs and other trade restrictions is fluid and continuously evolving; however, the Company is monitoring the situation and believes that, building on its existing revenue stream from products manufactured in-country (which in certain key regions, such as the U.S. and EU, represent a significant portion of the overall revenue), it has certain potential actions that could be taken in response to such tariffs, counter-tariffs and other trade restrictions to help to mitigate their overall impact to the Company and its business. These actions may include strategic inventory stocking, leveraging its global footprint to shift manufacturing and optimizing existing capacity to in-source manufacturing.
See Item 1A. “Risk Factors” of this Form 10-K for additional information on the risks associated with tariffs.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation was extended to 2024 or, with respect to certain components of the plan, to 2025. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including several countries which did not agree to the initial plan. Under Pillar One, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. On October 30, 2021, the G20 formally endorsed the new global minimum corporate tax rate rules. Many members of the Inclusive Framework have either introduced or announced their intention to introduce certain components of the global minimum tax in line with the model rules for fiscal year beginning on or after December 31, 2023. For example, on December 15, 2022, the EU member states unanimously adopted the directive to implement pillar two rules. According to the directive, the member states were expected to enact pillar two rules into domestic law in 2023, with certain elements becoming effective for fiscal years beginning on or after December 31, 2023. On August 4, 2023, Canada released draft legislation to enact certain components of the pillar two proposals into Canadian law as the Global Minimum Tax Act (“GMTA”), which was enacted on June 20, 2024. The GMTA is generally aligned with the model rules proposed by the OECD and is effective for fiscal years beginning on or after December 31, 2023. The OECD has published model rules and other guidance with respect to pillar two, which are generally consistent with the agreement reached by the Inclusive Framework in October 2021. On February 1, 2023, the Inclusive Framework released a package of technical and administrative guidance on the implementation of pillar two, including the scope of companies that will be subject to the Global Anti-Base Erosion Rules (“GloBe”), transition rules, and guidance on domestic minimum taxes that countries may choose to adopt, among other topics. On December 18, 2023, the OECD announced plans to release additional guidance on model rules and to start the peer review process in 2024. On June 17, 2024, the OECD published further administrative guidance to clarify the operation of the model rules. On January 15, 2025, the OECD published additional guidance on the interpretation of the GloBe model rules, including the central record that contained two lists of jurisdictions that have (i) income inclusion rules (the “IIR”) and (ii) domestic minimum top-up taxes (“QDMTT”) that have transitional qualified status. Canada’s GMTA is included in both lists. The central record was amended by the OECD in March and August 2025 to add new jurisdictions.
The United States did not announce plans to enact the tax measures under the two-pillar plan. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On January 20, 2025, the Trump administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of the G7 countries announced an agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting. In January 2026, the OECD published the “side by side” arrangement package to implement this exclusion. However, we cannot predict whether the United States will adopt any other protective measures including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar One or Pillar Two, in response to the executive order, the “side by side” arrangement described above, or otherwise. It is possible that any changes in U.S. or non-U.S. tax law could have a material adverse effect on our future tax liabilities and our effective tax rate.
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
U.S. Legislative Changes
On July 4, 2025, President Trump signed into law H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”). The effects of this legislation for the Company include extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international). The corporate tax rate remains unchanged but bonus depreciation, domestic R&D expensing, and an adjustment to the interest deduction limitation were retroactive to January 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing GILTI, foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT) provisions. These changes are effective for taxable years after 2025. The Company has evaluated the impact of the enactment of the OBBBA and concluded that it did not have a material impact to the Company’s business, financial condition or results of operations.
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

In addition, in connection with our Lumify®, Vyzulta® and Lotemax® SM products, we have commenced ongoing infringement proceedings against potential generic competitors or other potential infringers in the U.S. If we are not successful in these proceedings, we may face increased generic competition for these products. The PreserVision® U.S. formulation patent expired in March 2021 and the U.S. patent covering methods of using the formulation expired in early 2026. Our revenues from PreserVision® products for 2025 and 2024 accounted for approximately 6% of our total revenues for each period. While PreserVision® and Lumify® are (or were) the subjects of certain ongoing and past patent infringement proceedings and while the Company cannot predict the magnitude or timing of a LOE impact from PreserVision® and Lumify®, as these are OTC products, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
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

RESULTS OF OPERATIONS
Our operating results for the years 2025, 2024 and 2023 were as follows:

	Years Ended December 31,			Change
(in millions)	2025	2024	2023	2024 to 2025	2023 to 2024
Revenues
Product sales	$5,080	$4,774	$4,131	$306	$643
Other revenues	21	17	15	4	2
	5,101	4,791	4,146	310	645
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,045	1,868	1,640	177	228
Cost of other revenues	5	4	2	1	2
Selling, general and administrative (Note 3)	2,234	2,082	1,736	152	346
Research and development	371	343	324	28	19
Amortization of intangible assets	258	288	240	(30)	48
Other expense, net	75	44	74	31	(30)
	4,988	4,629	4,016	359	613
Operating income	113	162	130	(49)	32
Interest income	12	15	15	(3)	—
Interest expense	(421)	(399)	(283)	(22)	(116)
Loss on extinguishment of debt	(6)	—	—	(6)	—
Foreign exchange and other	(15)	(12)	(28)	(3)	16
Loss before provision for income taxes	(317)	(234)	(166)	(83)	(68)
Provision for income taxes	(35)	(71)	(82)	36	11
Net loss	(352)	(305)	(248)	(47)	(57)
Net income attributable to noncontrolling interest	(8)	(12)	(12)	4	—
Net loss attributable to Bausch + Lomb Corporation	$(360)	$(317)	$(260)	$(43)	$(57)
A detailed discussion of the year-over-year changes of the Company’s 2025 results compared with that of 2024 can be found below. A detailed discussion of the year-over-year changes of the Company’s 2024 results compared with that of 2023 can be found under "Management’s Discussion and Analysis of Financial Condition and Results of Operations'' included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025.

2025 Compared to 2024
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
Our revenues were $5,101 million and $4,791 million for 2025 and 2024, respectively, an increase of $310 million, or 6%. The increase was attributable to: (i) increased volumes of $301 million across each of our segments, (ii) the favorable impact of foreign currencies of $58 million and (iii) incremental sales attributable to acquisitions of $16 million, within our Surgical segment. The increases in revenue were partially offset by: (i) decreased net realized pricing of $53 million, primarily within our Pharmaceuticals segment and (ii) the impact of divestitures and discontinuations of $12 million, primarily relating to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$2,923	57%	$2,739	57%	$184	7%
Pharmaceuticals	1,284	25%	1,209	25%	75	6%
Surgical	894	18%	843	18%	51	6%
Total revenues	$5,101	100%	$4,791	100%	$310	6%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for 2025 and 2024.

	Year Ended December 31, 2025			Year Ended December 31, 2024	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$2,923	$(33)	$2,890	$2,739	$151	6%
Pharmaceuticals	1,284	(8)	1,276	1,209	67	6%
Surgical	894	(17)	877	843	34	4%
Total	$5,101	$(58)	$5,043	$4,791	$252	5%
Vision Care Segment Revenue
The Vision Care segment revenue was $2,923 million and $2,739 million for 2025 and 2024, respectively, an increase of $184 million, or 7%. The increase was primarily driven by sales from our dry eye portfolio, Lumify® and PreserVision® within our consumer eye care business and the performance of SiHy Daily lenses and Bausch + Lomb Ultra® within our contact lens business. This increase included: (i) an increase in volumes of $111 million, (ii) an increase in net pricing of $51 million and (iii) the favorable impact of foreign currencies of $33 million, partially offset by the impact of divestitures and discontinuations of $11 million.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $1,284 million and $1,209 million for 2025 and 2024, respectively, an increase of $75 million, or 6%. The increase was primarily driven by: (i) increased sales in our branded pharmaceuticals business, primarily from MIEBO®, driven by its continued positive momentum since launching and (ii) increased sales in our international pharmaceuticals business, partially offset by declines in the U.S. generics business and gross-to-net pricing pressures, primarily attributable to XIIDRA® and MIEBO®. The increase included: (i) an increase in volumes of $172 million and (ii) the favorable impact of foreign currencies of $8 million, partially offset by a decrease in net realized pricing of $104 million.
Surgical Segment Revenue
The Surgical segment revenue was $894 million and $843 million for 2025 and 2024, respectively, an increase of $51 million, or 6%. The increase was primarily driven by: (i) increased demand of consumables, (ii) increased demand of implantables, driven by our premium IOL portfolio and (iii) increased equipment sales, partially offset by the voluntary recall of certain enVista IOL products, as previously discussed. This increase included: (i) an increase in volumes of $18 million, (ii) the favorable impact of foreign currencies of $17 million and (iii) incremental sales from acquisitions of $16 million.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for 2025 and 2024 were as follows:

	Years Ended December 31,
	2025		2024
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$8,393	100.0%	$7,492	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	476	5.70%	420	5.60%
Returns	79	0.90%	98	1.30%
Rebates	2,049	24.40%	1,487	19.90%
Chargebacks	611	7.30%	631	8.40%
Distribution fees	98	1.20%	82	1.10%
Total provisions	3,313	39.50%	2,718	36.30%
Net product sales	5,080	60.50%	4,774	63.70%
Other revenues	21		17
Revenues	$5,101		$4,791
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 39.5% and 36.3% for 2025 and 2024, respectively, an increase of 3.2% percentage points, and is primarily attributable to the increase in rebates from our dry eye portfolio, including XIIDRA® and MIEBO®.
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
Cost of goods sold was $2,045 million and $1,868 million for 2025 and 2024, respectively, an increase of $177 million, or 9%. The increase was primarily driven by: (i) higher volumes, (ii) higher manufacturing variances, which includes the impact of tariffs and an inventory reserve related to the voluntary recall of certain enVista IOL products and (iii) higher royalties.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $129 million, primarily driven by the increase in volumes, partially offset by: (i) higher manufacturing variances, including those related to tariffs and the voluntary recall of certain enVista IOL products and (ii) gross-to-net pricing pressures.
Cost of goods sold as a percentage of Product sales was 40.3% and 39.1% for 2025 and 2024, respectively. The unfavorable change was driven by the overall impact of the voluntary recall of certain enVista IOL products and tariffs.
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
SG&A expenses were $2,234 million and $2,082 million for 2025 and 2024, respectively, an increase of $152 million, or 7%. The increase was primarily attributable to: (i) higher selling costs, (ii) higher share-based compensation expense, primarily attributable to a change in the level of performance goal achievement related to certain PSUs (as defined below) and (iii) higher Business Transformation Costs (defined and discussed below).
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
R&D expenses were $371 million and $343 million for 2025 and 2024, respectively, an increase of $28 million, or 8%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $258 million and $288 million for 2025 and 2024, respectively, a decrease of $30 million, or 10%, primarily due to fully amortized intangible assets no longer being amortized.
Other expense, net
Other expense, net for 2025 and 2024 consists of the following:

(in millions)	2025	2024
Asset impairments	$—	$5
Restructuring, integration and separation costs	58	26
Gain on sale of assets	(6)	(5)
Litigation and other matters	10	5
Acquired in-process research and development costs	33	18
Acquisition-related costs	7	4
Acquisition-related contingent consideration	(27)	(9)
Other expense, net	$75	$44
Acquired in-process research and development costs in 2025 primarily relate to the acquisition of Whitecap Biosciences, as previously discussed.
Acquisition-related contingent consideration in 2025 primarily reflects changes in: (i) the timing of regulatory approval of certain pipeline products and (ii) the estimated amount and timing of projected cash flows of certain products.
Operating Income
Operating income for 2025 and 2024 was $113 million and $162 million, respectively, a decrease of $49 million, or 30%. This decrease primarily reflects the increase in SG&A, partially offset by the increase in contribution, each as previously discussed.
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
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for 2025 and 2024.

	2025		2024		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$849	29%	$808	29%	$41	5%
Pharmaceuticals	258	20%	256	21%	2	1%
Surgical	18	2%	44	5%	(26)	(59)%

Vision Care Segment Profit
The Vision Care segment profit was $849 million and $808 million for 2025 and 2024, respectively, an increase of $41 million, or 5%. The increase was primarily driven by the increase in revenue, as previously discussed, partially offset by higher cost of sales, driven by higher manufacturing variances, driven by tariffs and higher selling expense.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $258 million and $256 million for 2025 and 2024, respectively, an increase of $2 million, or 1%. The increase was primarily driven by the increase in sales volumes, as previously discussed, partially offset by: (i) gross-to-net pricing pressures, (ii) higher selling, advertising and promotional expenses and (iii) higher R&D expense.
Surgical Segment Profit
The Surgical segment profit was $18 million and $44 million for 2025 and 2024, respectively, a decrease of $26 million, or 59%, primarily due to: (i) the overall impact of the voluntary recall of certain enVista IOL products and (ii) higher selling expenses driven by acquisitions, partially offset by the increase in revenues.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $421 million and $399 million for 2025 and 2024, respectively, an increase of $22 million. The increase was primarily attributable to the write-off of financing costs associated with the June 2025 Refinancing (as defined herein). See Note 10, “FINANCING ARRANGEMENTS” to our audited Consolidated Financial Statements for further details regarding our financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $6 million for 2025 and relates to our June 2025 Refinancing.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $15 million and $12 million for 2025 and 2024, respectively.
Income Taxes
Provision for income taxes was $35 million and $71 million for 2025 and 2024, respectively, a favorable change of $36 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional and seasonal mix of earnings and (ii) discrete tax effects of: (a) the year to date impact of the enVista recall and (b) a benefit for previously accrued taxes that settled favorably with the Internal Revenue Service.
See Note 16, “INCOME TAXES” to our audited Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation for 2025 and 2024 was $360 million and $317 million, respectively, a decrease in our results of $43 million and was primarily driven by the decrease in our operating results of $49 million and increase in interest expense of $22 million, partially offset by the decrease in the provision for income taxes of $36 million, each as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Summarized cash flow information for the years 2025, 2024 and 2023 is as follows:

	Years Ended December 31,			Change
(in millions)	2025	2024	2023	2024 to 2025	2023 to 2024
Net cash provided by (used in) operating activities	$283	$232	$(17)	$51	$249
Net cash used in investing activities	(455)	(412)	(2,109)	(43)	1,697
Net cash provided by financing activities	225	178	2,078	47	(1,900)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	28	(16)	2	44	(18)
Net increase (decrease) in cash and cash equivalents and restricted cash	81	(18)	(46)	99	28
Cash and cash equivalents and restricted cash, beginning of period	316	334	380	(18)	(46)
Cash and cash equivalents and restricted cash, end of period	$397	$316	$334	$81	$(18)
A detailed discussion of the year-over-year changes of the Company’s 2025 results compared with that of 2024 can be found below. A detailed discussion of the year-over-year changes of the Company’s 2024 results compared with that of 2023 can be found under "Management’s Discussion and Analysis of Financial Condition and Results of Operations'' included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC and the CSA on February 19, 2025.
Operating Activities
Net cash provided by operating activities was $283 million and $232 million for 2025 and 2024, respectively, an increase of $51 million, and is primarily attributable to a favorable change in our operating assets and liabilities, driven by the timing of payments and collections, as well as a decrease in inventory. This increase was partially offset by: (i) financing fees associated with the June 2025 Refinancing and (ii) the timing of payments related to Business Transformation Costs.
Investing Activities
Net cash used in investing activities was $455 million and $412 million for 2025 and 2024, respectively, an increase of $43 million and was primarily driven by an increase in purchases of property, plant and equipment during 2025.
Financing Activities
Net cash provided by financing activities was $225 million and $178 million for 2025 and 2024, respectively, an increase of $47 million. The increase is primarily due to proceeds of $36 million related to a sale and master lease agreement during 2025. See Note 12, “LEASES” to our audited Consolidated Financial Statements for further details.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as needed from our June 2030 Revolving Credit Facility, and issuances of other long-term debt, additional equity and equity-linked securities. In addition, as part of our ongoing working capital management, on January 9, 2026, we entered into a financing arrangement, that permits us, subject to certain conditions, to sell certain receivables to a third-party financial institution, potentially accelerating access to cash and reducing our credit risk. As of the date of this filing, there were no sales of trade receivables under this arrangement.
We believe these sources will be sufficient to meet our current liquidity needs for the next twelve months, from the date of this filing, and be sufficient to support our future cash needs; however, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.
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
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility and September 2028 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to our credit agreement and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “May 2027 Incremental Term Facility”). The proceeds of the May 2027 Incremental Term Facility were used to repay revolving loans outstanding under the May 2027 Revolving Credit Facility and for general corporate purposes.
June 2025 Refinancing Activity
On June 26, 2025, the Company entered into a third amendment to its credit agreement (the “June 2025 Credit Facility Amendment”; the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the November 2024 Credit Facility Amendment and the June 2025 Credit Facility Amendment, the “Amended Credit Agreement”), whereby the Company entered into a new $800 million revolving credit facility maturing June 26, 2030 (subject to customary “springing” maturity provisions) (the “June 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “January 2031 Term Facility” and, together with the September 2028 Term Facility, the “Term Facilities”; the Term Facilities, together with the June 2030 Revolving Credit Facility, the “Senior Secured Credit Facilities”). In addition, subsidiaries of the Company also issued the January 2031 Secured Notes (as defined below) (together with the June 2025 Credit Facility Amendment and the January 2031 Term Facility, the “June 2025 Refinancing”). The net proceeds from the January 2031 Secured Notes offering (as defined and described below) and the January 2031 Term Facility were used by the Company to: (i) repay in full borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of December 31, 2025, the principal amounts outstanding under the September 2028 Term Facility and the January 2031 Term Facility were $489 million and $2,313 million, respectively. As of December 31, 2025, the Company had $100 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $664 million under its June 2030 Revolving Credit Facility.

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
The applicable interest rate margins for borrowings under the June 2030 Revolving Credit Facility are between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, CORRA, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio. The stated rate of interest for borrowings under the Revolving Credit Facility at December 31, 2025 ranges from 6.48% to 6.58% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the June 2030 Revolving Credit Facility, payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the June 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at December 31, 2025 was 7.72% per annum.
Borrowings under the January 2031 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.25%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the January 2031 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the January 2031 Term Facility at December 31, 2025 was 7.97% per annum.
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
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2025, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $13 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the January 2031 Term Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2025, the remaining mandatory quarterly amortization payments for the January 2031 Term Facility were $116 million through December 2030, with the remaining term loan balance being due in January 2031.

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
On June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The proceeds from the January 2031 Secured Notes, along with the proceeds of the January 2031 Term Facility, were used by the Company to: (i) repay in full outstanding borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, which commenced on January 15, 2026. At December 31, 2025, the January 2031 Secured Notes bore interest at 5.87% per annum.
The January 2031 Secured Notes are guaranteed by the Company and each of the Company’s subsidiaries (other than the Issuers) that are Note Guarantors. The January 2031 Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the borrowings under the Amended Credit Agreement and the obligations under the October 2028 Secured Notes.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of December 31, 2025 and December 31, 2024 was 7.70% and 7.95%, respectively.
January 2026 Credit Facility Amendment
On January 2, 2026, the Company entered into a refinancing transaction in order to extend its maturities and lower its interest rates. The refinancing transaction consisted of entering into a term loan facility in the form of refinancing amendment (the “January 2026 Credit Facility Amendment”) to the existing credit agreement, and consisted of borrowing $2,802 million of new term loans maturing on January 15, 2031 (the “January 2031 Refinancing Term Facility”.) The proceeds from the January 2031 Refinancing Term Facility were used to refinance its September 2028 Term Facility and January 2031 Term Facility.
Borrowings under the January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments.
Credit Ratings
As of the date of this filing, February 18, 2026, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
In addition to our working capital requirements, as of December 31, 2025, we expect our primary cash requirements for 2026 to include:
•Debt repayments and interest—After giving effect to the January 2026 Credit Facility Amendment, we expect to make interest payments of approximately $390 million and mandatory debt amortization payments of $21 million in 2026 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under the June 2030 Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—Our indebtedness could adversely affect our business and our ability to meet our obligations;
•Capital expenditures—We expect to make payments of approximately $285 million for property, plant and equipment in 2026;
•Benefit obligations—We expect to make aggregate payments under our pension and postretirement obligations of $8 million in 2026. See Note 11, “PENSION AND POSTRETIREMENT EMPLOYEE BENEFIT PLANS” to our audited Consolidated Financial Statements for the year ended December 31, 2025, for additional information on pension and postretirement obligations included in this Form 10-K and;
•Milestones— Under the terms of a December 2019 license agreement with Novaliq GmbH, the Company is required to make future sales-based payments for MIEBO®, and, as a result of achieving a sales-based milestone, the Company accrued a $35 million milestone payment as of September 30, 2025, which is anticipated to be paid during the first quarter of 2026.
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
Future Licensing Payments
In the ordinary course of business, we may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products. In connection with these agreements, the Company may pay an upfront fee to secure the agreement, and be subject to potential future milestone payments. See Note 20, “COMMITMENTS AND CONTINGENCIES” to our audited Consolidated Financial Statements for the year ended December 31, 2025, for additional information on these agreements included in this Form 10-K.

OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “BLCO”.
At February 11, 2026, we had 354,318,198 issued and outstanding common shares. In addition, as of February 11, 2026, we had outstanding approximately 10,000,000 stock options and 6,900,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 5,100,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of approximately 11,900,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
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
2025 Goodwill Impairment Tests
During the three months ended June 30, 2025, the Company identified a decline in its market capitalization. This decline was primarily in response to the overall volatility within the global equity markets. However, at June 30, 2025, after considering the length and lack of recovery from this market capitalization decline, in comparison to the performance of the overall equity markets, the Company believed that the fair value of its reporting units could be less than their carrying amounts, and, therefore, a quantitative fair value test was performed.
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
The Company conducted its annual goodwill impairment test as of October 1, 2025, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2025, management believed that, it was more likely than not that the carrying amounts of each of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test was not required.
No events occurred or circumstances changed during the period from October 1, 2025 (the last time goodwill was tested for all reporting units) through December 31, 2025 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through December 31, 2025.
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
NEW ACCOUNTING STANDARDS
Information regarding the recently issued new accounting guidance (adopted and not adopted as of December 31, 2025) is contained in Note 2, “SIGNIFICANT ACCOUNTING POLICIES” to our audited Consolidated Financial Statements.

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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated results from completed acquisitions; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for 2026 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement, the January 2026 Credit Facility Amendment and in the indentures governing our October 2028 Secured Notes and January 2031 Secured Notes; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2026 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the conflict between Russia and Ukraine, the conflict in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region and related unrest in the region and the recent U.S. military action in Venezuela and the tensions between the U.S. and Greenland, and other members of the North Atlantic Treaty Organization; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•trade conflicts, including current and future trade disputes between the United States and other countries;
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
•the risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined below), the expected timing of completion of the Separation and its manner and terms (including that it may be consummated as a Distribution (as defined below), a Sale Transaction (as defined below) or another type of transaction), the expectation that if the Separation is to be effected through the Distribution, it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors (including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC’s control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales or dispositions of our common shares by BHC (including in connection with a foreclosure on the Bausch + Lomb common shares owned by BHC or its subsidiary that are or may be pledged as collateral for certain of BHC’s or its subsidiary’s debt), that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution and/or a Sale Transaction, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the Separation, Distribution and/or a Sale Transaction will occur at all, or that any such transactions will occur on the timelines or in the manner anticipated by the Company and BHC;
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
•any downgrade by rating agencies in our or BHC’s credit ratings, which may impact, among other things, our ability to raise debt and the cost of capital for additional debt issuances;
•changes in the assumptions used in connection with our impairment analyses or assessments, which would lead to a change in such impairment analyses and assessments and which could result in an impairment in the goodwill associated with any of our reporting units or impairment charges related to certain of our products or other intangible assets;
•the risks and uncertainties relating to acquisitions and other business development transactions we may pursue, seek to complete and/or complete, including risks that pending transactions may not close, risks that we may not realize the expected benefits of such acquisitions and transactions on a timely basis or at all, risks that pipeline products acquired may not be commercialized as anticipated, and risks relating to any increased levels of debt as a result of debt incurred to finance certain of these acquisitions and transactions;
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
•the impacts of the new legislation commonly referred to as One Big Beautiful Bill Act, including the effects on the Company’s tax provision for both 2026 and future years;
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
•political and economic instability and other ongoing uncertainties as a result of unrest, instability or changes in geopolitical conditions, including military or political conflicts, in or impacting the countries in which we do business, such as a result of the recent U.S. military action in Venezuela and the tensions between the U.S. and Greenland, and other members of the North Atlantic Treaty Organization;
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
•risks associated with the conflict in the Middle East involving Israel, Hamas, Iran and other countries and militant groups in the region, including the success of the current ceasefire, the conflict’s potential continued escalation and expansion, related unrest in the region (including in Iran) and the potential impact on our operations, sale of products and revenues in this region;
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
•our ability to adopt and integrate artificial intelligence solutions into various aspects of our business and operations responsibly and in compliance with applicable legislation, laws, rules, regulation and guidance;
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
Foreign Currency Risk
In the year ended December 31, 2025, a majority of our revenue and expense activities and capital expenditures were denominated in U.S. dollars.  We have exposure to multiple foreign currencies, including, among others, the Euro, Chinese yuan, Russian ruble and Japanese yen. Our operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls and fluctuations in the relative values of currencies. In addition, to the extent that we require, as a source of debt repayment, earnings and cash flows from some of our operations located in foreign countries, we are subject to risk of changes in the value of the U.S. dollar, relative to all other currencies in which we operate, which may materially affect our results of operations. Where possible, we manage foreign currency risk by managing same currency revenues in relation to same currency expenses. Further strengthening of the U.S. dollar and/or further devaluation of foreign currencies will have a negative impact on our reported revenue and reported results. As of December 31, 2025, a 1% change in foreign currency exchange rates would have impacted our shareholders’ equity by approximately $23 million.
Interest Rate Risk
As of December 31, 2025, we had $3,695 million and $1,412 million in outstanding aggregate principal amount of issued variable rate and fixed rate debt, respectively, which includes €675 million principal amount of debt that requires repayment in Euros. We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. A 100 basis-points increase or decrease in interest rates would have an annualized pre-tax effect of approximately $37 million in our Consolidated Statements of Operations and Cash Flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as a result of changes in effective interest rates, it is not subject to changes in fair value. The estimated fair value of our issued fixed rate debt as of December 31, 2025 was $1,470 million. If interest rates were to increase by 100 basis-points, the fair value of our issued fixed rate debt would decrease by approximately $14 million. If interest rates were to decrease by 100 basis-points, the fair value of our issued fixed rate debt would increase by approximately $2 million.
Item 8.    Financial Statements and Supplementary Data
The information required by this Item is contained in the financial statements set forth in Item 15. “Exhibits and Financial Statement Schedules” as part of this Form 10-K and is incorporated herein by reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer have concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025 based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter-ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required under this Item is incorporated herein by reference from information to be included in the 2026 Proxy Statement.
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
Item 11.    Executive Compensation
Information required under this Item relating to executive compensation is incorporated herein by reference from information to be included in the 2026 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required under this Item relating to securities authorized for issuance under equity compensation plans and to security ownership of certain beneficial owners and management is incorporated herein by reference from information to be included in the 2026 Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required under this Item relating to certain relationships and transactions with related parties and about director independence is incorporated herein by reference from information to be included in the 2026 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required under this Item relating to the fees for professional services rendered by our independent auditors in 2025 and 2024 is incorporated herein by reference from information to be included in the 2026 Proxy Statement.

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

4.2
Indenture, dated as of June 26, 2025, by and among Bausch + Lomb Corporation, Bausch+Lomb Netherlands B.V., the guarantors party thereto, Citibank, N.A., acting as trustee and as notes collateral agent and Citibank N.A. London Branch, acting as paying agent, registrar, transfer agent and calculation agent, originally filed as Exhibit 4.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on June 27, 2025, which is incorporated by reference herein.

4.3
Description of Securities, originally filed as Exhibit 4.1 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 2, 2023, which is incorporated by reference herein.

4.4	Form of Common Share Certificate, originally filed as Exhibit 4.1 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein
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

10.13
Credit Agreement, dated as of May 10, 2022, as amended by the First Incremental Amendment, dated as of September 29, 2023, by the Second Incremental Amendment dated as of November 1, 2024, by the Third Amendment to Credit and Guaranty Agreement dated as of June 26, 2025 and by the Fourth Amendment to Credit and Guaranty Agreement dated as of January 2, 2026, by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and swingline lender thereto, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on January 2, 2026, which is incorporated by reference herein.

10.14
Employment Agreement dated as of February 14, 2023 by and between Bausch + Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.35 to Bausch + Lomb Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, which is incorporated by reference herein.††

10.15
Amendment No. 1 to Employment agreement, dates as of July 21, 2025, by and between Bausch + Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30. 2025, filed on October 29, 2025, which is incorporated by reference herein.††

10.16
Employment Agreement dated as of June 1, 2021 between Bausch Health Companies Inc. and Sam A. Eldessouky, originally filed as Exhibit 10.1 to Bausch Health Companies Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 3, 2021, which is incorporated by reference herein. ††

10.17
Assignment, Assumption and Amendment Agreement between Bausch Health Companies Inc., Bausch + Lomb Corporation and Sam A. Eldessouky dated as of January 3, 2022, originally filed as Exhibit 10.19 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.18
Employment Agreement dated as of August 1, 2022 by and between Bausch + Lomb Corporation and Yehia Hashad, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.19
Employment Agreement dated as of April 24, 2023, by and between Bausch + Lomb Corporation and A. Robert D. Bailey, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.20
Employment Agreement dated as of April 24, 2023, by and between Bausch + Lomb Corporation and Andrew Stewart, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.21	Form of Indemnification Agreement, originally filed as Exhibit 10.17 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein.
10.22
Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, as amended and restated effective as of May 29, 2024, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 1, 2024, which is incorporated by reference herein.††

10.23
Form of Executive Committee Retention Program Letter Agreement, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Form 10-Q filed with the SEC on November 2, 2022, which is incorporated by reference herein. ††

10.24
Form of Restricted Share Unit Award Agreement pursuant to the 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to Bausch + Lomb Corporation’s Form 10-Q filed with the SEC on November 2, 2022, which is incorporated by reference herein. ††

10.25
Form of Stock Option Grant Agreement (Founders Grant) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.22 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.26
Form of Restricted Stock Unit Award Agreement (Founders Grant) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.23 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.27
Form of Director Restricted Share Unit Award Agreement (Annual Grant) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.11 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.28
Form of Director Restricted Share Unit Award Agreement (Elective Grant) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.12 to Bausch + Lomb Corporation’s Form S-1/A filed with the SEC on April 28, 2022, which is incorporated by reference herein. ††

10.29
Form of Matching Share Grant Agreement under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan originally filed as Exhibit 10.32 to Bausch + Lomb Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023, which is incorporated by reference herein. ††

10.30
Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.31
Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.5 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.32
Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.6 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.33
Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.7 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.34
New Hire Share Unit Grant Agreement (Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders), originally filed as Exhibit 10.8 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.35
Amended and Restated New Hire Share Unit Grant Agreement (Performance Vesting) (Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders), originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30. 2025, filed on October 29, 2025, which is incorporated by reference herein.††

10.36
New Hire Restricted Share Unit Grant Agreement under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders), originally filed as Exhibit 10.9 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.37
New Hire Stock Option Grant Agreement (Non-Statutory Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (Brenton L. Saunders), originally filed as Exhibit 10.10 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 3, 2023, which is incorporated by reference herein. ††

10.38
Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.39
Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.40
Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.5 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.41
Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.6 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.42
Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.7 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.43
Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.8 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.44
Form of Share Unit Award Agreement (Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.9 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.45
Form of Stock Option Grant Agreement (Non-Qualified Stock Option) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, by and between Bausch +Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.10 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.46
Form of Share Unit Award Agreement (Outperformance Performance Restricted Share Units) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.11 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 1, 2024, which is incorporated by reference herein. ††

10.47
Form of Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on April 30, 2025, which is incorporated by reference herein. ††

10.48
Form of CEO Share Unit Award Agreement (Performance Restricted Share Units – Organic Revenue Growth) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.2 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on April 30, 2025, which is incorporated by reference herein. ††

10.49
Form of Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.3 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on April 30, 2025, which is incorporated by reference herein. ††

10.50
Form of CEO Share Unit Award Agreement (Performance Restricted Share Units – Relative TSR) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan, originally filed as Exhibit 10.4 to Bausch + Lomb Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on April 30, 2025, which is incorporated by reference herein. ††

19.1
Insider Trading Policy, originally filed as Exhibit 19.1 to Bausch + Lomb Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025, which is incorporated by reference herein. ††

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

BAUSCH + LOMB CORPORATION (Registrant)

Date:	February 18, 2026	By:	/s/ BRENTON L. SAUNDERS

Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRENTON L. SAUNDERS Brenton L. Saunders	Chairman of the Board and Chief Executive Officer	February 18, 2026
/s/ SAM ELDESSOUKY Sam Eldessouky	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2026
/s/ FREDERICK J. MUNSCH Frederick J. Munsch	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
/s/ THOMAS W. ROSS, SR. Thomas W. Ross, Sr.	Director	February 18, 2026
/s/ EDUARDO ALFONSO Eduardo Alfonso	Director	February 18, 2026
/s/ NATHALIE BERNIER Nathalie Bernier	Director	February 18, 2026
/s/ STEVEN H. COLLIS Steven H. Collis	Director	February 18, 2026
/s/ SARAH B. KAVANAGH Sarah B. Kavanagh	Director	February 18, 2026
/s/ KAREN L. LING Karen L. Ling	Director	February 18, 2026
/s/ JOHN A. PAULSON John A. Paulson	Director	February 18, 2026
/s/ RUSSEL C. ROBERTSON Russel C. Robertson	Director	February 18, 2026
/s/ ANDREW C. VON ESCHENBACH Andrew C. von Eschenbach	Director	February 18, 2026

BAUSCH + LOMB CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bausch + Lomb Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bausch + Lomb Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Medicaid Rebates for Certain Product Categories
As described in Notes 2 and 9 to the consolidated financial statements, gross product sales are subject to a variety of deductions in arriving at reported net product sales. The transaction price for such product categories is typically adjusted for variable consideration, which may be in the form of cash discounts, allowances, returns, rebates, chargebacks and distribution fees paid to customers. Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue as a reduction in revenue. The variable consideration provisions recognized within accrued and other current liabilities included $556 million related to rebates, including Medicaid rebates for certain product categories as of December 31, 2025. For certain rebate programs, such as Medicaid, provisions recognized by management are based on the terms of state government-managed programs, estimates of outstanding and future claims for end-customer sales and the sales mix.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's estimation of provisions for Medicaid rebates, including controls over the assumptions used to estimate these rebates for certain product categories. These procedures also included, among others (i) developing an independent estimate of Medicaid rebates for certain product categories by utilizing third-party information on inventory levels in the distribution channel, the terms of the specific Medicaid rebate programs, and the historical trends of actual Medicaid rebate claims paid, adjusted for price and projected market conditions; (ii) comparing the independent estimate for these Medicaid rebates to management’s estimates to evaluate the reasonableness of management's estimate; and (iii) testing, on a sample basis, Medicaid rebates for certain product categories processed by the Company, including evaluating those claims for consistency with the contractual terms of the Company’s arrangements and policies. Professionals with specialized skill and knowledge were used to assist in evaluating whether the Company’s Medicaid rebate program policies and methodology for estimating Medicaid rebates are compliant with the Center for Medicare and Medicaid Services and federal regulations.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 18, 2026
We have served as the Company’s auditor since 2020.

BAUSCH + LOMB CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$383	$305
Restricted cash	14	11
Trade receivables, net	1,221	1,026
Inventories, net	976	1,036
Prepaid expenses and other current assets (Note 3)	383	410
Total current assets	2,977	2,788
Property, plant and equipment, net	1,762	1,485
Intangible assets, net	3,281	3,494
Goodwill	4,758	4,523
Deferred tax assets, net	934	885
Other non-current assets (Note 3)	310	294
Total assets	$14,022	$13,469
Liabilities
Current liabilities:
Accounts payable (Note 3)	$388	$389
Accrued and other current liabilities	1,493	1,309
Current portion of long-term debt and other financial liabilities	39	40
Total current liabilities	1,920	1,738
Deferred tax liabilities, net	19	13
Other non-current liabilities	521	430
Long-term debt and other financial liabilities	5,043	4,744
Total liabilities	7,503	6,925
Commitments and contingencies (Notes 19 and 20)
Equity
Common shares, no par value, unlimited shares authorized, 354,209,319 and 352,402,374 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	8,563	8,429
Accumulated deficit	(931)	(571)
Accumulated other comprehensive loss	(1,184)	(1,385)
Total Bausch + Lomb Corporation shareholders’ equity	6,448	6,473
Noncontrolling interest	71	71
Total equity	6,519	6,544
Total liabilities and equity	$14,022	$13,469
On behalf of the Board:

/s/ BRENTON L. SAUNDERS	/s/ SARAH B. KAVANAGH
Brenton L. Saunders	Sarah B. Kavanagh
Chairman of the Board and Chief Executive Officer	Chairperson, Audit and Risk Committee
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues
Product sales	$5,080	$4,774	$4,131
Other revenues	21	17	15
	5,101	4,791	4,146
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	2,045	1,868	1,640
Cost of other revenues	5	4	2
Selling, general and administrative (Note 3)	2,234	2,082	1,736
Research and development	371	343	324
Amortization of intangible assets	258	288	240
Other expense, net	75	44	74
	4,988	4,629	4,016
Operating income	113	162	130
Interest income	12	15	15
Interest expense	(421)	(399)	(283)
Loss on extinguishment of debt	(6)	—	—
Foreign exchange and other	(15)	(12)	(28)
Loss before provision for income taxes	(317)	(234)	(166)
Provision for income taxes	(35)	(71)	(82)
Net loss	(352)	(305)	(248)
Net income attributable to noncontrolling interest	(8)	(12)	(12)
Net loss attributable to Bausch + Lomb Corporation	$(360)	$(317)	$(260)

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(1.02)	$(0.90)	$(0.74)

Basic weighted-average common shares	353.8	351.8	350.5

Diluted weighted-average common shares	353.8	351.8	350.5
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net loss	$(352)	$(305)	$(248)
Other comprehensive income (loss)
Pension and postretirement benefit plan adjustments:
Net actuarial gain arising during the year	7	2	1
Amortization of prior service credit	(1)	(3)	(3)
Amortization of net loss and settlements	1	1	2
Income tax (expense) benefit	(1)	1	(1)
Foreign currency impact	—	—	—
Net pension and postretirement benefit plan adjustments	6	1	(1)
Foreign currency translation adjustment	196	(142)	13
Other comprehensive income (loss)	202	(141)	12
Comprehensive loss	(150)	(446)	(236)
Comprehensive income attributable to noncontrolling interest	(9)	(11)	(11)
Comprehensive loss attributable to Bausch + Lomb Corporation	$(159)	$(457)	$(247)
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Bausch + Lomb Corporation Shareholders' Equity
	Common Shares		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity

	Shares	Amount
Balances, January 1, 2023	350.0	$—	$8,285	$6	$(1,258)	$7,033	$68	$7,101
Common shares issued under share-based compensation plans	0.9	—	—	—	—	—	—	—
Share-based compensation	—	—	74	—	—	74	—	74
Employee withholding taxes related to share-based awards	—	—	(10)	—	—	(10)	—	(10)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(260)	—	(260)	12	(248)
Other comprehensive income (loss)	—	—	—	—	13	13	(1)	12
Balances, December 31, 2023	350.9	—	8,349	(254)	(1,245)	6,850	70	6,920
Common shares issued under share-based compensation plans	1.5	—	—	—	—	—	—	—
Share-based compensation	—	—	92	—	—	92	—	92
Employee withholding taxes related to share-based awards	—	—	(12)	—	—	(12)	—	(12)
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(317)	—	(317)	12	(305)
Other comprehensive loss	—	—	—	—	(140)	(140)	(1)	(141)
Balances, December 31, 2024	352.4	—	8,429	(571)	(1,385)	6,473	71	6,544
Common shares issued under share-based compensation plans	1.8	—	—	—	—	—	—	—
Share-based compensation	—	—	149	—	—	149	—	149
Employee withholding taxes related to share-based awards	—	—	(15)	—	—	(15)	—	(15)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(360)	—	(360)	8	(352)
Other comprehensive income	—	—	—	—	201	201	1	202
Balances, December 31, 2025	354.2	$—	$8,563	$(931)	$(1,184)	$6,448	$71	$6,519
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net loss	$(352)	$(305)	$(248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	421	436	382
Amortization and write-off of debt premiums, discounts and issuance costs	18	20	30
Asset impairments	—	5	—
Acquisition-related contingent consideration	(27)	(9)	2
Allowances for losses on trade receivables and inventories	31	26	21
Deferred income taxes	(32)	(10)	(10)
Gain on sale of assets	(6)	(5)	—
Share-based compensation	149	92	74
Foreign exchange gain	2	10	12
Gain excluded from hedge effectiveness	(10)	(13)	(13)
Loss on extinguishment of debt	6	—	—
Amortization of inventory step-up resulting from acquisitions	62	82	23
Other	3	(10)	(3)
Changes in operating assets and liabilities:
Trade receivables	(148)	(227)	(121)
Inventories	38	(147)	(264)
Prepaid expenses and other current assets	20	161	(147)
Accounts payable, accrued and other liabilities	108	126	245
Net cash provided by (used in) operating activities	283	232	(17)
Cash Flows From Investing Activities
Acquisitions and other investments	(122)	(138)	(1,941)
Purchases of property, plant and equipment	(349)	(291)	(181)
Purchases of marketable securities	(11)	(12)	(17)
Proceeds from sale of marketable securities	8	14	16
Proceeds from sale of assets and businesses, net of costs to sell	7	2	1
Interest settlements from cross-currency swaps	12	13	13
Net cash used in investing activities	(455)	(412)	(2,109)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts, and other financial liabilities	3,357	631	2,276
Repayments of debt	(3,096)	(430)	(161)
Payment of employee withholding taxes related to share-based awards	(15)	(12)	(10)
Payments of financing costs	(12)	—	(16)
Payments of noncontrolling interest distributions	(9)	(10)	(9)
Other	—	(1)	(2)
Net cash provided by financing activities	225	178	2,078
Effect of exchange rate changes on cash and cash equivalents and restricted cash	28	(16)	2
Net increase (decrease) in cash and cash equivalents and restricted cash	81	(18)	(46)
Cash and cash equivalents and restricted cash, beginning of period	316	334	380
Cash and cash equivalents and restricted cash, end of period	$397	$316	$334

Non-cash Investing Activities
Accrued purchases of property, plant and equipment	$51	$56	$65
The accompanying notes are an integral part of these consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Pharmaceuticals segment which consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables, instruments and technologies for the treatment of cataracts, corneal and vitreous and retinal eye conditions, which includes intraocular lenses (“IOLs”) and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for ophthalmic surgery. See Note 21, “SEGMENT INFORMATION” for additional information regarding these reportable segments. Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 88% of the issued and outstanding common shares of Bausch + Lomb as of February 11, 2026.
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
The registration statement related to the initial public offering (the “IPO”) of Bausch + Lomb’s common shares (the “B+L IPO”) was declared effective on May 5, 2022, and Bausch + Lomb’s common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022. Bausch + Lomb also obtained a final receipt to its Canadian base PREP prospectus on May 5, 2022. Prior to the B+L IPO, Bausch + Lomb was a wholly-owned subsidiary of BHC. As of February 11, 2026, BHC directly or indirectly holds 310,449,643 common shares of Bausch + Lomb, which represented approximately 88% of the issued and outstanding common shares of Bausch + Lomb.
Bausch + Lomb understands that BHC continues to believe that completing the Separation, which may include the monetization of all or a portion of BHC’s ownership interest in Bausch + Lomb, the sale of the Company (a “Sale Transaction”), the transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), or a combination thereof, makes strategic sense and that BHC continues to evaluate all relevant factors and considerations related to completing the Separation, including those factors described in BHC’s public filings. The Distribution is subject to the achievement of targeted debt leverage ratios and the completion of the Separation is subject to the receipt of any applicable shareholder and other necessary approvals and other factors and is subject to various risk factors. There can be no assurance that the Separation will be consummated, the form any such consummated Separation would take or that a Distribution or Sale Transaction will occur as part of that Separation or that even if consummated, we will realize the anticipated benefits from the Separation.
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
As of December 31, 2025, the Company’s two largest U.S and Canada wholesaler customers accounted for approximately 15% of net trade receivables. As of December 31, 2025 and 2024, the Company's net trade receivable balance from Algeria, Argentina, Brazil, Belarus, Greece, Iran, Russia, Serbia, South Africa, Turkey, Ukraine and Venezuela amounted to $139 million and $104 million, respectively, the majority of which is current or less than 90 days past due. As of December 31, 2025 and 2024, the portion of the net trade receivable from these countries that is past due more than 90 days amounted to less than $1 million for each period.
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
The activity in the allowance for credit losses for trade receivables for the years 2025, 2024 and 2023 is as follows:

(in millions)	2025	2024	2023
Balance, beginning of period	$18	$21	$22
Provision	6	3	3
Write-offs	(8)	(5)	(3)
Foreign exchange and other	1	(1)	(1)
Balance, end of period	$17	$18	$21
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

Product brands	5 - 15 years
Corporate brands	1 - 17 years
Product rights/patents	3 - 15 years
Out-licensed technology and other	1 - 16 years
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
An interim goodwill impairment test may be required if adverse events occur that indicate an impairment might be present. For example, changes in reportable segments, unexpected adverse business conditions, economic factors and unanticipated competitive activities may signal that an interim impairment test is needed. Accordingly, among other factors, the Company monitors changes in its share price between annual impairment tests. The Company considers a decline in its share price that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in its share price reflecting adverse changes in its underlying operating performance, cash flows, financial condition and/or liquidity. In the event that the Company’s market capitalization does decline below its book value, the Company would consider the length and severity of the decline and the reason for the decline when assessing whether potential goodwill impairment exists. The Company believes that short-term fluctuations in share prices may not necessarily reflect underlying values.
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
The following tables present the activity and ending balances of the Company’s variable consideration provisions for years 2025 and 2024:

(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2024	$141	$66	$226	$67	$18	$518
Current period provision	420	98	1,487	631	82	2,718
Payments and credits	(441)	(76)	(1,216)	(624)	(74)	(2,431)
Reserve balance, December 31, 2024	120	88	497	74	26	805
Current period provision	476	79	2,049	611	98	3,313
Payments and credits	(476)	(88)	(1,964)	(625)	(89)	(3,242)
Reserve balance, December 31, 2025	$120	$79	$582	$60	$35	$876
Included in rebates in the table above are cooperative advertising credits due to customers of approximately $26 million and $32 million as of December 31, 2025 and 2024, respectively, which are reflected as a reduction of Trade accounts receivable, net in the Consolidated Balance Sheets. For the years ended December 31, 2025 and 2024, included in Payments and credits in the table above, are payments made, or to be made, by Novartis (as defined below), on behalf of the Company, in accordance with the agreements associated with the XIIDRA Acquisition (as defined below).
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
Rebate provisions are based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel and prescription trends. Adjustments to actual for the years 2025 and 2024 were not material to the Company's revenues or earnings.
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
Leases
The Company leases certain facilities, vehicles and equipment principally under multi-year agreements generally having a lease term of one to twenty years, some of which include termination options and options to extend the lease term. The Company includes options that are reasonably certain to be exercised as part of the lease term. The Company may negotiate termination clauses in anticipation of changes in market conditions but generally, these termination options are not exercised. Certain lease agreements also include variable payments that are dependent on usage or may vary month-to-month such as insurance, taxes and maintenance costs. None of the Company's lease agreements contain material residual value guarantees or material restrictive covenants.
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
Advertising Costs
Advertising costs comprise product samples, print media, promotional materials and television advertising and are expensed on the first use of the advertisement. Included in Selling, general and administrative expenses are advertising costs of $495 million, $528 million and $375 million, for 2025, 2024 and 2023, respectively.
Share-Based Compensation
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

Interest Expense
Interest expense includes interest on outstanding debt currently held by the Company, standby fees, the amortization of debt discounts and deferred financing costs, accretion of debt premiums and the amortization of amounts excluded from the assessment of effectiveness related to the Company's cross-currency swaps. Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Capitalized interest as of December 31, 2025 and 2024 was $112 million and $88 million, respectively, and is included in Property, plant and equipment, net.
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
Loss Per Share Attributable to Bausch + Lomb Corporation
Basic loss per share attributable to Bausch + Lomb Corporation is calculated by dividing Net loss attributable to Bausch + Lomb Corporation by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share attributable to Bausch + Lomb Corporation is calculated by dividing Net loss attributable to Bausch + Lomb Corporation by the weighted-average number of common shares outstanding during the reporting period after giving effect to dilutive potential common shares for stock options and RSUs, determined using the treasury stock method.
Comprehensive Loss
Comprehensive loss is comprised of Net loss and Other comprehensive income (loss). Other comprehensive income (loss) includes items such as foreign currency translation adjustments and certain pension and other postretirement benefit plan adjustments. Accumulated other comprehensive loss is recorded as a component of equity.
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

Recently Issued Accounting Standards, Adopted as of December 31, 2025
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU is effective for the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2025. The Company has adopted this ASU on a prospective-basis, and it did not have a material impact on its financial statements, other than with respect to expanded disclosures.
Recently Issued Accounting Standards, Not Adopted as of December 31, 2025
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance for estimating credit losses under the current expected credit losses (CECL) model for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606. The guidance is effective for periods beginning after December 15, 2025 and will be adopted prospectively. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.
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
3.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of February 11, 2026, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 88% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $14 million and $5 million as of December 31, 2025 and December 31, 2024 respectively, and are included within Accounts payable in the Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $8 million and $25 million as of December 31, 2025 and December 31, 2024, respectively, of which $1 million and $6 million are included within Prepaid expenses and other current assets and $7 million and $19 million are included within Other non-current assets on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
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
•Tax Matters Agreement - In connection with the completion of the B+L IPO, Bausch + Lomb has entered into a Tax Matters Agreement (as amended, the “Tax Matters Agreement”) with BHC that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes following the B+L IPO.
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
Charges incurred related to the above agreements were $8 million and $7 million for 2025 and 2024, respectively, and are primarily reflected within Selling, general and administrative in the Consolidated Statements of Operations.
4.ACQUISITIONS AND LICENSING AGREEMENTS
2025 Acquisitions
Acquisition of Manufacturing Equipment
On December 9, 2025, the Company, through its affiliates, completed a transaction to acquire certain manufacturing equipment, other assets and the assumption of a manufacturing facility lease in Mexico, for an upfront cash payment of approximately $75 million and potential future milestone payments of up to $35 million. The acquisition is expected to unlock manufacturing capacity and expand the Company's margins.
This acquisition has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as of the acquisition date:

(in millions)
Property, plant and equipment, net	$7
Intangible assets, net	1
Total identifiable assets	8
Goodwill	67
Total fair value of consideration transferred	$75
The assets acquired and liabilities assumed are included within the Company's Surgical segment. Goodwill associated with this acquisition represents potential future synergies and is deductible for income tax purposes.
The valuation of the assets acquired and liabilities assumed, as part of this acquisition, has not yet been finalized as of December 31, 2025. The Company will finalize these amounts no later than one year from the acquisition date.
Revenues and operating results associated with this acquisition during the period from December 9, 2025 through December 31, 2025 were not material. Pro forma revenues and operating results for the years 2025 and 2024 were not material.

Other Acquisitions
During November 2025, the Company completed two acquisitions. These acquisitions have been accounted for as business combinations under the acquisition method of accounting and the aggregate cash consideration of approximately $33 million was allocated to the assets acquired and liabilities assumed as of the acquisition dates, which primarily consisted of $30 million of goodwill, in the aggregate.
Acquisition of Whitecap Biosciences
On January 3, 2025, the Company, through its affiliate, acquired Whitecap Biosciences, LLC, (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The acquisition is expected to expand the Company’s clinical-stage pipeline, as Whitecap Biosciences is currently developing two innovative therapies for potential use in glaucoma and geographic atrophy. The Company accounted for the transaction as an asset acquisition and during 2025, the Company expensed the upfront payment of approximately $28 million as acquired in-process research development costs, as included within Other expense on the Consolidated Statements of Operations.
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
Pro Forma Financial Information
The following table presents the unaudited pro forma combined results of the Company and the acquired assets for the year ended December 31, 2023, as if the XIIDRA Acquisition, and the related financing, had occurred on January 1, 2022:

(in millions)	2023
Revenues	$4,395
Net loss attributable to Bausch + Lomb Corporation	$(471)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following fair value hierarchy table presents the components and classification of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$62	$50	$12	$—	$60	$50	$10	$—
Foreign currency exchange contracts	$—	$—	$—	$—	$7	$—	$7	$—
Liabilities:
Acquisition-related contingent consideration	$96	$—	$—	$96	$123	$—	$—	$123
Foreign currency exchange contracts	$2	$—	$2	$—	$3	$—	$3	$—
Cross-currency swaps	$153	$—	$153	$—	$34	$—	$34	$—

Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during 2025 and 2024.
Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of December 31, 2025, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company's cross-currency swaps as included in the Consolidated Balance Sheets are as follows:

(in millions)	December 31, 2025	December 31, 2024
Other non-current liabilities	$158	$40
Prepaid expenses and other current assets	$5	$6
Net fair value	$153	$34
The following table presents the effect of hedging instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations as of December 31, 2025 and 2024:

(in millions)	2025	2024
(Loss) gain recognized in Other comprehensive income (loss)	$(118)	$50
Gain excluded from assessment of hedge effectiveness	$10	$13
Location of gain of excluded component	Interest Expense	Interest Expense
No portion of the cross-currency swaps were ineffective for 2025 and 2024. The Company received $12 million and $13 million in interest settlements for 2025 and 2024, respectively, which are reported as investing activities in the Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company's intercompany balances. As of December 31, 2025, these contracts had an aggregate notional amount of $272 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Consolidated Balance Sheets December 31, 2025 and December 31, 2024 are as follows:

(in millions)	December 31, 2025	December 31, 2024
Accrued and other current liabilities	$(2)	$(3)
Prepaid expenses and other current assets	$—	$7
Net fair value	$(2)	$4
The following table presents the effect of the Company’s foreign exchange contracts on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for 2025 and 2024:

(in millions)	2025	2024
(Loss) gain related to changes in fair value	$(6)	$7
Loss related to settlements	$(10)	$(2)
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At December 31, 2025, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 10% to 16%, and a weighted average risk-adjusted discount rate of 10%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at December 31, 2025.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the years 2025 and 2024:

(in millions)	2025		2024
Balance, beginning of period		$123		$44
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$13		$4
Fair value adjustments due to changes in estimates of future payments	(40)		(13)
Acquisition-related contingent consideration adjustments		(27)		(9)
Additions (Note 4)		—		89
Payments/Settlements		—		(1)
Balance, end of period		96		123
Current portion included in Accrued and other current liabilities		4		15
Non-current portion		$92		$108
Fair Value of Long-term Debt
The fair value of long-term debt as of December 31, 2025 and 2024 were $5,201 million and $4,898 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
6.INVENTORIES
Inventories, net consist of:

(in millions)	December 31, 2025	December 31, 2024
Raw materials	$243	$262
Work in process	98	99
Finished goods	635	675
	$976	$1,036
Inventory write-offs were $25 million, $23 million and $18 million for 2025, 2024 and 2023, respectively.

7.PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment consist of:

(in millions)	December 31, 2025	December 31, 2024
Land	$47	$43
Buildings	743	632
Machinery and equipment	1,943	1,674
Other equipment and leasehold improvements	400	362
Construction in progress	525	458
	3,658	3,169
Less accumulated depreciation	(1,896)	(1,684)
	$1,762	$1,485
Depreciation expense was $163 million, $148 million and $142 million for 2025, 2024 and 2023, respectively.
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	Weighted-Average Remaining Useful Lives (Years)	December 31, 2025			December 31, 2024
(in millions)		Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	7	$4,441	$(3,064)	$1,377	$4,373	$(2,799)	$1,574
Corporate brands	9	102	(26)	76	102	(18)	84
Product rights/patents	5	999	(988)	11	993	(970)	23
Other	7	87	(68)	19	79	(64)	15
Total finite-lived intangible assets		5,629	(4,146)	1,483	5,547	(3,851)	1,696
Acquired in-process research and development intangible asset	N/A	100	—	100	100	—	100
B&L Trademark	N/A	1,698	—	1,698	1,698	—	1,698
		$7,427	$(4,146)	$3,281	$7,345	$(3,851)	$3,494
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
Asset impairments for 2025, 2024 and 2023 were $0, $5 million and less than $1 million, respectively, related to the discontinuance of certain product lines.
Estimated amortization expense of finite-lived intangible assets for the five years ending December 31 and thereafter are as follows:

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Amortization	$225	$221	$220	$219	$216	$382	$1,483

Goodwill
The changes in the carrying amounts of goodwill during the years ended 2025, 2024 and 2023 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2023	$3,549	$645	$313	$4,507
Acquisitions (Note 4)	—	23	8	31
Foreign exchange and other	7	25	5	37
Balance, December 31, 2023	3,556	693	326	4,575
Acquisitions (Note 4)	—	—	29	29
Foreign exchange and other	(27)	(49)	(5)	(81)
Balance, December 31, 2024	3,529	644	350	4,523
Acquisitions (Note 4)	—	—	97	97
Foreign exchange and other	26	100	12	138
Balance, December 31, 2025	$3,555	$744	$459	$4,758
Goodwill is not amortized but is tested for impairment at least annually as of October 1st at the reporting unit level. Refer below for results of the Company's recent goodwill impairment tests.
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
During the three months ended June 30, 2025, the Company identified a decline in its market capitalization. This decline was primarily in response to the overall volatility within the global equity markets. However, at June 30, 2025, after considering the length and lack of recovery from this market capitalization decline, in comparison to the performance of the overall equity markets, the Company believed that the fair value of its reporting units could be less than their carrying amounts, and, therefore, a quantitative fair value test was performed.
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
The Company conducted its annual goodwill impairment test as of October 1, 2025, by first assessing qualitative factors. Based on its qualitative assessment as of October 1, 2025, management believed that, it was more likely than not that the carrying amounts of each of its reporting units were less than their respective fair values and therefore concluded that a quantitative fair value test was not required.
No events occurred or circumstances changed during the period from October 1, 2025 (the last time goodwill was tested for all reporting units) through December 31, 2025 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through December 31, 2025.

9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	December 31, 2025	December 31, 2024
Product Rebates	$556	$465
Employee Compensation and Benefit Costs	250	230
Product Returns	79	88
Discounts and Allowances	64	64
Interest	57	35
Other	487	427
	$1,493	$1,309
Under the terms of a December 2019 license agreement with Novaliq GmbH, the Company is required to make future sales-based payments for MIEBO®, and, as a result of achieving a sales-based milestone, the Company accrued a $35 million milestone payment, which is included within Other, in the table above, as of December 31, 2025.
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		December 31, 2025		December 31, 2024
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities
May 2027 Revolving Credit Facility	May 2027	$—	$—	$110	$110
May 2027 Term Facility	May 2027	—	—	2,437	2,410
May 2027 Incremental Term Facility	May 2027	—	—	400	396
September 2028 Term Facility	September 2028	489	483	494	486
June 2030 Revolving Credit Facility	June 2030	100	100	—	—
January 2031 Term Facility	January 2031	2,313	2,282	—	—
Senior Secured Notes
October 2028 Secured Notes	October 2028	1,400	1,387	1,400	1,382
January 2031 Secured Notes	January 2031	793	782	—	—
Other	Various	12	14	—	—
Total long-term debt		$5,107	5,048	$4,841	4,784
Less: Current portion of long-term debt			28		40
Non-current portion of long-term debt			$5,020		$4,744
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
On November 1, 2024, Bausch + Lomb entered into an additional incremental term loan facility secured on a pari passu basis with the Company’s existing May 2027 Term Facility and September 2028 Term Facility. This incremental term loan facility was entered into in the form of an incremental amendment (the “November 2024 Credit Facility Amendment”) to our credit agreement and consisted of borrowing $400 million of new term loans with a maturity of May 2027 (the “May 2027 Incremental Term Facility”). The proceeds of the May 2027 Incremental Term Facility were used to repay revolving loans outstanding under the May 2027 Revolving Credit Facility and for general corporate purposes.
June 2025 Refinancing Activity
On June 26, 2025, the Company entered into a third amendment to our credit agreement (the “June 2025 Credit Facility Amendment”; the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the November 2024 Credit Facility Amendment and the June 2025 Credit Facility Amendment, the “Amended Credit Agreement”), whereby the Company entered into a new $800 million revolving credit facility maturing June 26, 2030 (subject to customary “springing” maturity provisions) (the “June 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “January 2031 Term Facility” and, together with the September 2028 Term Facility, the “Term Facilities”; the Term Facilities, together with the June 2030 Revolving Credit Facility, the “Senior Secured Credit Facilities”). In addition, subsidiaries of the Company also issued the January 2031 Secured Notes (as defined below) (together with the June 2025 Credit Facility Amendment and the January 2031 Term Facility, the “June 2025 Refinancing”). The net proceeds from the January 2031 Secured Notes offering (as defined and described below) and the January 2031 Term Facility were used by the Company to: (i) repay in full borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses.
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of December 31, 2025, the principal amounts outstanding under the September 2028 Term Facility and the January 2031 Term Facility were $489 million and $2,313 million, respectively. As of December 31, 2025, the Company had $100 million of outstanding borrowings, $36 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $664 million under its June 2030 Revolving Credit Facility.
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
The applicable interest rate margins for borrowings under the June 2030 Revolving Credit Facility are between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, CORRA, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio. The stated rate of interest for borrowings under the Revolving Credit Facility at December 31, 2025 ranges from 6.48% to 6.58% per annum. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the June 2030 Revolving Credit Facility, payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the June 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the September 2028 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.00%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.00% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the September 2028 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the September 2028 Term Facility at December 31, 2025 was 7.72% per annum.
Borrowings under the January 2031 Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 4.25%, or (ii) a U.S. dollar base rate, plus an applicable margin of 3.25% (provided, however, that the term SOFR-based rate shall be no less than 0.00% per annum at any time and the U.S. dollar base rate shall not be lower than 1.00% per annum at any time). Term SOFR-based borrowings under the January 2031 Term Facility are not subject to any credit spread adjustment. The stated rate of interest under the January 2031 Term Facility at December 31, 2025 was 7.97% per annum.
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
The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $5 million, payable in quarterly installments. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2025, the remaining mandatory quarterly amortization payments for the September 2028 Term Facility were $13 million through June 2028, with the remaining term loan balance being due in September 2028.
The amortization rate for the January 2031 Term Facility is 1.00% per annum, or $23 million, payable in quarterly installments, with the first installment to be paid on September 30, 2025. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of December 31, 2025, the remaining mandatory quarterly amortization payments for the January 2031 Term Facility were $116 million through December 2030, with the remaining term loan balance being due in January 2031.
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
On June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The proceeds from the January 2031 Secured Notes, along with the proceeds of the January 2031 Term Facility, were used by the Company to: (i) repay in full outstanding borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 and (iii) pay related fees and expenses. The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At December 31, 2025, the January 2031 Secured Notes bore interest at 5.87% per annum.
The January 2031 Secured Notes are guaranteed by the Company and each of the Company’s subsidiaries (other than the Issuers) that are Note Guarantors. The January 2031 Secured Notes and the guarantees related thereto are senior obligations and are secured, subject to permitted liens and certain other exceptions, by the same first priority liens that secure the borrowings under the Amended Credit Agreement and the obligations under the October 2028 Secured Notes.
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
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of December 31, 2025 and December 31, 2024 was 7.70% and 7.95%, respectively.
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

Maturities and Mandatory Payments
Maturities and mandatory payments of debt obligations for the five succeeding years ending December 31 and thereafter are as follows:

(in millions)
2026	$29
2027	28
2028	1,914
2029	23
2030	123
Thereafter	2,990
Total gross maturities	5,107
Unamortized discounts	(59)
Total long-term debt and other	$5,048
On January 2, 2026, the Company entered into a refinancing transaction in order to extend its maturities and lower its interest rates. The refinancing transaction consisted of entering into a term loan facility in the form of refinancing amendment (the “January 2026 Credit Facility Amendment”) to the existing credit agreement, and consisted of borrowing $2,802 million of new term loans maturing on January 15, 2031 (the “January 2031 Refinancing Term Facility”.) The proceeds from the January 2031 Refinancing Term Facility were used to refinance its September 2028 Term Facility and January 2031 Term Facility. The maturity table above excludes the impact of the January 2026 Credit Facility Amendment.
Borrowings under the January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The amortization rate for the September 2028 Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments.
Covenant Compliance
The Senior Secured Credit Facilities contain customary affirmative and negative covenants and specified events of default. These affirmative and negative covenants include, among other things, and subject to certain qualifications and exceptions, covenants that restrict Bausch + Lomb’s ability and the ability of its subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates. The June 2030 Revolving Credit Facility also contains a financial covenant that requires the Company to, if, as of the last day of any fiscal quarter of the Company (commencing with the second full fiscal quarter ending after the closing the June 2025 Credit Facility Amendment), loans and swingline loans are outstanding thereunder in an aggregate amount greater than 35% of the total commitments thereunder at such time, maintain a maximum first lien net leverage ratio of not greater than (a) commencing with the second full fiscal quarter ending after the closing of the June 2025 Credit Facility Amendment through and including the eighth full fiscal quarter, 5.75:1.00, (b) commencing with the ninth full fiscal quarter after the closing of the June 2025 Credit Facility Amendment through and including the twelfth full fiscal quarter, 5.50:1.00, (c) commencing with the thirteenth full fiscal quarter after the closing of the June 2025 Credit Facility Amendment through and including the sixteenth full fiscal quarter, 5.25:1.00, and (d) thereafter, 5.00:1.00. The financial covenant applicable to the June 2030 Revolving Credit Facility may be waived or amended with the consent of a majority of the lenders under the June 2030 Revolving Credit Facility, and without the consent of the lenders under any other Senior Secured Credit Facility or any other person and contains a customary term loan facility standstill and customary cure rights. The indentures governing the Senior Secured Notes also contain negative covenants and events of default that are similar to those contained in the Senior Secured Credit Facilities.
As of December 31, 2025, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.

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
In addition to the legacy benefit plans, outside of the U.S., a limited group of the Company's employees are covered by defined benefit pension plans.
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

The amounts included in Accumulated other comprehensive loss as of December 31, 2025 and 2024 were as follows:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2025	2024	2025	2024	2025	2024
Unrecognized actuarial (losses) gains	$(26)	$(29)	$(22)	$(23)	$5	$4
Unrecognized prior service credits	$—	$—	$23	$21	$—	$1
Net periodic cost (benefit)
The following tables provides the components of Net periodic cost (benefit) for Bausch + Lomb’s defined benefit pension plans and postretirement benefit plan for the years 2025, 2024 and 2023:

	Pension Benefit Plans						U.S. Postretirement Benefit Plan
	U.S. Plan			Non-U.S. Plans
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$1	$1	$2	$2	$2	$2	$—	$—	$—
Interest cost	8	8	9	4	4	4	1	1	1
Expected return on plan assets	(8)	(9)	(9)	(5)	(4)	(3)	—	—	—
Amortization of prior service credit	—	—	—	—	(1)	(1)	(1)	(2)	(2)
Amortization of net loss	1	1	1	—	—	—	—	—	—
Settlement loss recognized	—	—	—	—	—	1	—	—	—
Net periodic cost (benefit)	$2	$1	$3	$1	$1	$3	$—	$(1)	$(1)

Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status for 2025 and 2024:

	Pension Benefit Plans				U.S. Postretirement Benefit Plan
	U.S. Plan		Non-U.S. Plans
(in millions)	2025	2024	2025	2024	2025	2024
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$161	$170	$103	$111	$23	$25
Service cost	1	1	2	2	—	—
Interest cost	8	8	4	4	1	1
Settlements	—	—	(1)	(2)	—	—
Benefits paid	(16)	(15)	(4)	(5)	(2)	(2)
Actuarial losses (gains)	4	(3)	(12)	1	—	(1)
Currency translation adjustments	—	—	12	(8)	—	—
Projected benefit obligation, end of year	158	161	104	103	22	23
Change in Plan Assets
Fair value of plan assets, beginning of year	155	162	94	98	—	—
Actual return on plan assets	16	6	(4)	6	—	—
Company contributions	—	2	2	3	2	2
Settlements	—	—	(2)	(2)	—	—
Benefits paid	(16)	(15)	(4)	(5)	(2)	(2)
Currency translation adjustments	—	—	12	(6)	—	—
Fair value of plan assets, end of year	155	155	98	94	—	—
Funded Status at end of year	$(3)	$(6)	$(6)	$(9)	$(22)	$(23)
Recognized as:
Other non-current assets	$—	$—	$27	$22	$—	$—
Accrued and other current liabilities	$—	$—	$2	$1	$3	$3
Other non-current liabilities	$3	$6	$31	$30	$19	$20
Included in Settlement loss recognized and Settlements in the tables above are the costs and payments associated with the conversion of a portion of the Company's defined benefit plan in Ireland to a defined contribution plan.
A number of the Company's pension benefit plans were underfunded as of December 31, 2025 and 2024, having accumulated benefit obligations exceeding the fair value of plan assets. Information for the underfunded pension benefit plans is as follows:

	U.S. Plan		Non-U.S. Plans
(in millions)	2025	2024	2025	2024
Projected benefit obligation	$158	$161	$36	$35
Accumulated benefit obligation	158	161	31	30
Fair value of plan assets	155	155	3	4
The Company's policy for funding its pension benefit plans is to make contributions that meet or exceed the minimum statutory funding requirements. These contributions are determined based upon recommendations made by the actuary under accepted actuarial principles. In 2026, the Company expects to contribute $3 million, $2 million and $3 million to the U.S. pension benefit plan, the non-U.S. pension benefit plans and the U.S. postretirement benefit plan, respectively. The Company plans to use postretirement benefit plan assets and cash on hand, as necessary, to fund the U.S. postretirement benefit plan benefit payments in 2026.

Estimated Future Benefit Payments
Future benefit payments over the next 10 years for the pension benefit plans and the postretirement benefit plan, which reflect expected future service, as appropriate, are expected to be paid as follows:

(in millions)	Pension Benefit Plans		U.S. Postretirement Benefit Plan
	U.S. Plan	Non-U.S. Plans
2026	$14	$4	$3
2027	19	5	3
2028	17	6	3
2029	16	5	2
2030	15	5	2
2031 - 2035	62	33	8
Assumptions
The weighted-average assumptions used to determine net periodic benefit costs and benefit obligations for 2025, 2024 and 2023 were as follows:

	Pension Benefit Plans			U.S. Postretirement Benefit Plan
	2025	2024	2023	2025	2024	2023
For Determining Net periodic cost (benefit)
U.S. Plans:
Discount rate	5.53%	5.11%	5.41%	5.44%	5.08%	5.39%
Expected rate of return on plan assets	5.50%	6.00%	6.00%	—	—	—
Rate of compensation increase	—	—	—	—	—	—
Interest crediting rate	4.75%	4.75%	4.75%
Non-U.S. Plans:
Discount rate	3.47%	3.60%	3.83%
Expected rate of return on plan assets	4.38%	4.37%	4.10%
Rate of compensation increase	3.00%	2.94%	2.92%

	Pension Benefit Plans			U.S. Postretirement Benefit Plan

	2025	2024	2023	2025	2024	2023
For Determining Benefit Obligation
U.S. Plans:
Discount rate	5.19%	5.53%	5.11%	5.01%	5.44%	5.08%
Rate of compensation increase	—	—	—	—	—	—
Interest crediting rate	4.75%	4.75%	4.75%
Non-U.S. Plans:
Discount rate	4.24%	3.47%	3.60%
Rate of compensation increase	2.95%	3.00%	2.94%
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

The 2026 expected rate of return for the U.S. pension benefit plan will be 5.50%. The 2026 expected rate of return for the Ireland pension benefit plans will be 4.50%.
Pension Benefit Plans Assets
Pension benefit plan assets are invested in several asset categories. The following presents the actual asset allocation as of December 31, 2025 and 2024:

	2025	2024
U.S. Plan
Cash and cash equivalents	1%	1%
Equity securities	30%	29%
Fixed income securities	69%	70%
Non-U.S. Plans
Cash and cash equivalents	24%	12%
Equity securities	20%	25%
Fixed income securities	15%	15%
Other	41%	48%
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
The table below presents total plan assets by investment category as of December 31, 2025 and 2024 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value. There were no transfers between Level 1, Level 2 or Level 3 during 2025 and 2024.

	Pension Benefit Plans - U.S. Plans
	December 31, 2025			December 31, 2024
(in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$2	$—	$2	$1	$—	$1
Commingled funds:
Equity securities:
U.S. broad market	—	25	25	—	24	24
Emerging markets	—	5	5	—	5	5
Worldwide developed markets	—	11	11	—	11	11
Other assets	—	6	6	—	6	6
Fixed income securities:
Investment grade	—	106	106	—	108	108
	$2	$153	$155	$1	$154	$155

	Pension Benefit Plans - Non-U.S. Plans
	December 31, 2025				December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$23	$—	$23	$—	$11	$—	$11
Commingled funds:
Equity securities:
Emerging markets	—	1	—	1	—	1	—	1
Developed markets	—	19	—	19	—	23	—	23
Fixed income securities:
Investment grade	—	1	—	1	—	1	—	1
Government bond funds	1	13	—	14	1	12	—	13
Other assets	—	31	9	40	—	32	13	45
	$1	$88	$9	$98	$1	$80	$13	$94
Cash equivalents consisted primarily of term deposits and money market instruments. The fair value of the term deposits approximates their carrying amounts due to their short-term maturities. The money market instruments also have short maturities and are valued using a market approach based on the quoted market prices of identical instruments.
Commingled funds are not publicly traded. The underlying assets in these funds are publicly traded on the exchanges and have readily available price quotes. The Ireland pension plans held approximately 89% and 90% of the non-U.S. commingled funds in 2025 and 2024, respectively. The commingled funds held by the U.S. and Ireland pension plans are primarily invested in index funds.
The underlying assets in the fixed income funds are generally valued using the net asset value per fund share, which is derived using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S., Ireland and certain other countries. Under these plans, employees are allowed to contribute a portion of their salaries to the plans, and the sponsor matches a portion of the employee contributions. The Company contributed $38 million, $36 million and $34 million to these plans during the years 2025, 2024 and 2023, respectively.
12.LEASES
As disclosed in further detail in Note 2, “SIGNIFICANT ACCOUNTING POLICIES”, the Company leases certain facilities, vehicles and equipment principally under multi-year agreements. In addition, in 2025 the Company entered into a sale and master lease agreement with a third party. Under this agreement, on October 2, 2025, the Company sold various fixed asset equipment, for a sale price of $36 million, and then leased the equipment back through a three-year leaseback transaction. This transaction did not qualify as a sale under the applicable accounting guidance, and, as such, the associated equipment remained included within Property, plant and equipment, net. The Company refers to these failed sale-leasebacks as "other financial liabilities" and recorded the related obligations in Current portion of long-term debt and other financial liabilities and Long-term debt and other financial liabilities in the Consolidated Balance Sheets.

Right-of-use assets and lease liabilities associated with the Company's operating leases and fixed asset equipment and other financial liabilities associated with the Company's leaseback transaction are included in the Consolidated Balance Sheets as follows:

(in millions)	December 31, 2025	December 31, 2024
Right-of-use assets included in:
Other non-current assets	$160	$151

Fixed asset equipment included in:
Property, plant and equipment, net	$36	$—

Lease liabilities included in:
Accrued and other current liabilities	$38	$32
Other non-current liabilities	125	120
Current portion of long-term debt and other financial liabilities	11	—
Long-term debt and other financial liabilities	23	—
Total lease liabilities	$197	$152
As of December 31, 2025 and 2024, the Company's finance leases were not material and for 2025 and 2024 sub-lease income and short-term lease expense were not material. Lease expense for 2025 and 2024 includes:

(in millions)	2025	2024
Operating lease costs	$54	$46
Variable operating lease costs	$10	$10
Amortization of other financial liabilities	$—	$—
Interest on other financial liabilities	$1	$—
Other information related to operating leases and other financial liabilities for 2025 and 2024 is as follows:

(dollars in millions)	2025	2024
Cash paid from operating cash flows for amounts included in the measurement of lease liabilities	$51	$42
Cash paid from operating cash flows for other financial liabilities	$1	$—
Cash paid from financing cash flows for other financial liabilities	$2	$—
Cash received from financing cash flows for other financial liabilities	$36	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$39	$73
Weighted-average remaining lease term - operating leases	7.3 years	7.4 years
Weighted-average remaining lease term - other financial liabilities	2.8 years	—
Weighted-average discount rate - operating leases	7.6%	7.5%
Weighted-average discount rate - other financial liabilities	7.5%	—

As of December 31, 2025, future payments under noncancellable operating leases, and, under the leaseback agreement that did not qualify as a sale, for each of the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Operating Leases	Other Financial Liabilities
2026	$49	$13
2027	40	13
2028	28	12
2029	15	—
2030	13	—
Thereafter	72	—
Total	217	38
Less: Imputed interest	54	4
Present value of remaining lease payments	163	34
Less: Current portion	38	11
Non-current portion	$125	$23
13.SHARE-BASED COMPENSATION
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
Approximately 13,800,000 common shares were available for future grants as of December 31, 2025. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
In July 2025, the Talent and Compensation Committee of the Board of Directors approved certain amendments to the employment agreement by and between Brent Saunders, Chief Executive Officer (“CEO”) and Chair of the Board of Directors of the Company, and Bausch + Lomb, dated as of February 14, 2023, and the award agreement underlying certain performance stock units previously granted to Mr. Saunders in connection with his appointment as CEO (the “New Hire PSUs”). The amendments to the New Hire PSUs provided that the New Hire PSUs will now vest and payout between 120% - 330% of the target award on February 23, 2029 (the “New Performance End Date”), based on the level of achievement of (x) specified share-price hurdle goals ranging from $26.57 per share to $39.06 per share measured as of the New Performance End Date and (y) a new cumulative Adjusted EBITDA performance modifier goal for the Company’s 2025 - 2028 fiscal years measured against specified cumulative targets (which modifies the payout between a range of -40% to +40% of the payout level under the share-price hurdle performance goal, subject to Mr. Saunders’ continued employment through the New Performance End Date (subject to certain exceptions). The Company began accounting for these modifications during the quarter ended September 30, 2025. These modifications did not have a material impact on the Consolidated Financial Statements for the year ended December 31, 2025.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the Plan for the years 2025, 2024 and 2023 were as follows:

(in millions)	2025	2024	2023
Stock options	$14	$10	$11
PSUs/RSUs	135	82	63
Share-based compensation expense	$149	$92	$74

Research and development expenses	$7	$5	$5
Selling, general and administrative expenses	142	87	69
Share-based compensation expense	$149	$92	$74
For the year ended December 31, 2025, share-based compensation expense includes approximately $30 million due to a change in the level of performance goal achievement related to certain PSU’s.
Stock Options
Stock options granted under the Plan generally expire on the tenth anniversary of the grant date. The exercise price of any stock option granted under the Plan will not be less than the closing price per common share on the date of grant. Stock options generally vest 33% each year over a three-year period, on the anniversary of the date of grant.
The fair values of all stock options granted under the Plan for the years 2025, 2024 and 2023 were estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2025	2024	2023
Expected stock option life (years)	3.0	3.0	3.0
Expected volatility	36.8%	35.1%	35.3%
Risk-free interest rate	3.8%	4.5%	4.6%
Expected dividend yield	—%	—%	—%

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
The following table summarizes stock option activity under the Plan during 2025:

(in millions, except per share amounts)	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	9.0	$17.90
Granted	1.4	$15.86
Exercised	—	$—
Expired or forfeited	(0.4)	$18.00
Outstanding, December 31, 2025	10.0	$17.62	6.3	$2.0
Vested and expected to vest, December 31, 2025	9.6	$17.62	6.2	$1.9
Vested and exercisable, December 31, 2025	4.2	$17.97	4.7	$0.1
The weighted-average fair values of stock options granted to Bausch + Lomb employees in 2025, 2024 and 2023 were $4.66, $4.94 and $5.33, respectively. There were no stock options exercised in 2025. The stock options exercised in 2024 were not material. There were no stock options exercised in 2023.
As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested stock options amounted to $8 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.1 years. The total fair value of stock options that vested during 2025, 2024 and 2023 was $18 million, $6 million and $5 million, respectively.
Time-Based RSUs
RSUs under the Plan generally vest 33% a year over a three-year period with the exception of the RSUs granted pursuant to the IPO Founder Grants and the RSUs granted to the Company's Chief Executive Officer in connection with his appointment, which vest in two equal installments, such that 50% vest on the second anniversary and 50% vest on the third anniversary of the grant date. RSUs are credited with dividend equivalents, in the form of additional RSUs, when dividends are paid on Bausch + Lomb’s common shares. Such additional RSUs will have the same vesting dates and will vest under the same terms as the RSUs in respect of which such additional RSUs are credited.
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

The following table summarizes non-vested RSU activity under the Plan during 2025:

(in millions, except per share amounts)	Restricted Stock Units (RSUs)	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2025	6.2	$16.89
Granted	4.0	$15.47
Vested	(2.7)	$17.04
Forfeited	(0.7)	$15.98
Non-vested, December 31, 2025	6.8	$16.08
As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested RSUs amounted to $48 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.4 years. The total fair value of RSUs vested in 2025, 2024 and 2023 was $47 million, $41 million and $27 million, respectively.
Performance-Based RSUs
Each vested PSU represents the right of a holder to receive a number of the Company's common shares up to a specified maximum. The performance-based PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return, (ii) attainment of certain performance targets that are based on the Company’s Organic Revenue Growth and (iii) level of achievement of: (a) a revenue metric and (b) a relative TSR metric (if applicable). If the Company's performance is below a specified performance level, no common shares will be paid. The maximum level of achievement of the performance goals is 200% - 300% of the target.
The fair value of the TSR PSUs granted during 2025, 2024 and 2023 and the OPG PSUs granted during 2025 and 2024 were estimated using a Monte Carlo Simulation model, which utilizes multiple input variables to estimate the probability that the performance condition will be achieved. The fair value of the Organic Revenue Growth PSUs is estimated based on the trading price of the Company’s common shares on the date of grant. Expense recognized for the Organic Revenue Growth PSUs in each reporting period reflects the Company’s latest estimate of Organic Revenue Growth in determining the number of PSUs that are expected to vest. Expense recognized for the OPG PSUs in each reporting period reflects the latest probability of the Company achieving certain revenue targets in determining the number of PSUs that are expected to vest. If the Organic Revenue Growth PSUs do not ultimately vest due to the Organic Revenue Growth not being met and/or the OPG PSUs do not ultimately vest due to certain revenue targets not being met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The fair values of TSR PSUs and OPG PSUs granted during 2025, 2024 and 2023 were estimated with the following assumptions:

	2025	2024	2023
Contractual term (years)	3.0	3.0	3.6
Expected volatility	36.7%	35.1%	35.4%
Risk-free interest rate	3.8%	4.5%	4.5%
The expected volatility was determined based on implied and historical volatility of Bausch + Lomb’s selected peer companies. The risk-free interest rate was determined based on the rate at the time of grant for zero-coupon U.S. government bonds with maturity dates equal to the contractual terms of the TSR PSU and OPG PSU.
The following table summarizes the performance-based PSU activity during 2025:

(in millions, except per share amounts)	Performance-based RSUs	Weighted- Average Grant-Date Fair Value Per Share
Non-vested, January 1, 2025	4.1	$20.61
Granted	1.2	$15.90
Vested	—	$—
Forfeited	(0.2)	$16.59
Non-vested, December 31, 2025	5.1	$19.67
During 2025, the Company granted approximately 1,166,000 performance-based RSUs, consisting of: (i) approximately 753,000 Organic Revenue Growth PSUs with a weighted-average grant date fair value of $15.98 per RSU, (ii) approximately 388,000 TSR PSUs with an average grant date fair value of $15.86 per RSU and (iii) approximately 25,000 OPG PSUs with a weighted-average grant date fair value of $14.06 per RSU.
As of December 31, 2025, the total remaining unrecognized compensation expense related to non-vested performance-based RSUs amounted to $79 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years. A maximum of approximately 11,900,000 common shares could be issued upon vesting of the performance-based RSUs outstanding as of December 31, 2025. There were no performance-based RSUs that vested during 2025, 2024 and 2023.
14.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	December 31, 2025	December 31, 2024
Foreign currency translation adjustment	$(1,163)	$(1,358)
Pension adjustment, net of tax	(21)	(27)
	$(1,184)	$(1,385)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.
15.OTHER EXPENSE, NET
Other expense, net for the years 2025, 2024 and 2023 consist of:

(in millions)	2025	2024	2023
Asset impairments	$—	$5	$—
Restructuring, integration and separation costs	58	26	44
Gain on sale of assets	(6)	(5)	—
Litigation and other matters	10	5	3
Acquired in-process research and development costs	33	18	—
Acquisition-related costs	7	4	25
Acquisition-related contingent consideration	(27)	(9)	2
Other expense, net	$75	$44	$74
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs are expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring, integration and separation costs for the years 2025, 2024 and 2023 were $58 million, $26 million and $44 million, respectively, and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.

Acquired in-process research and development costs in 2025 primarily relates to the acquisition of Whitecap Biosciences, as discussed in Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS”.
Acquisition-related contingent consideration in 2025 primarily reflects changes in: (i) the timing of regulatory approval of certain pipeline products and (ii) the estimated amount and timing of projected cash flows of certain products.
16.INCOME TAXES
The components of Loss before provision for income taxes for 2025, 2024 and 2023 consist of:

(in millions)	2025	2024	2023
Domestic	$(239)	$(159)	$(194)
Foreign	(78)	(75)	28
	$(317)	$(234)	$(166)
The components of Provision for income taxes for 2025, 2024 and 2023 consist of:

(in millions)	2025	2024	2023
Current:
Domestic	$—	$(1)	$—
Foreign	(70)	(74)	(71)
	(70)	(75)	(71)
Deferred:
Domestic	(1)	(1)	(20)
Foreign	36	5	9
	35	4	(11)
	$(35)	$(71)	$(82)
The (provision for) benefit from income taxes differs from the expected amount by applying the Company’s Canadian federal statutory rate to a loss before income taxes for 2025 as follows:

(in millions)	2025
	Amount	Percent
Loss before provision for income taxes	$(317)
Provision for income taxes
Expected provision for income taxes at Canadian statutory rate	$79	25%
Domestic provincial and local income taxes, net of federal (national) income tax effect	—	—%
Foreign Tax Effects
United States
State and local taxes	5	2%
Effects of cross-border taxes	(4)	(1)%
Research & Development Tax Credits	8	3%
Contingent Consideration Fair Value Adjustments	6	2%
Intercompany Profit in Ending Inventory	(2)	(1)%
All Other	(4)	(1)%
Ireland
Statutory Rate Differential	(49)	(15)%
Changes in Valuation Allowance	(11)	(3)%
Non-Deductible Interest	(17)	(5)%
Capital Loss on Sale of Assets	7	2%
Foreign exchange impact on EUR denominated assets in Ireland	(5)	(2)%
Intercompany Profit in Ending Inventory	18	6%
All Other	—	—%
Netherlands
Changes in Valuation Allowance	(4)	(1)%
All Other	(1)	—%
Germany
Statutory Rate Differential	8	3%
Other	(2)	(1)%
Other Foreign Jurisdictions	(7)	(2)%
Effect of Changes in Tax Laws or Rates enacted in the current period	—	—%
Effect of Cross Border Taxes (FAPI)	(2)	(1)%
Tax Credits	—	—%
Changes in Valuation Allowances	(15)	(5)%
Nontaxable and Nondeductible Items
Share-based Compensation	(14)	(4)%
Non-Deductible Interest	(5)	(2)%
Worldwide Changes to Uncertain Tax Positions	—	—%
All Other
Foreign exchange impact on USD denominated debt in Canada	(24)	(8)%
All Other	—	—%
	$(35)	(11)%
As a Canadian domiciled company, the Provision for income taxes differs from the expected amount calculated by applying the Company's Canadian statutory federal plus the applicable provincial rate of 26.5% to Loss before income taxes for 2024 and 2023 as follows:

(in millions)	2024	2023
Loss before provision for income taxes	$(234)	$(166)
Provision for income taxes
Expected provision for income taxes at Canadian statutory rate	$62	$44
Adjustments to tax attributes	2	1
Non-deductible amount of share-based compensation	(10)	(7)
Change in valuation allowance	(44)	(42)
Change in uncertain tax positions	1	2
Withholding tax	(7)	(5)
Return to provision	5	(1)
Foreign tax rate differences	(74)	(57)
Foreign exchange impact on USD denominated debt in Canada	25	—
Disallowed interest	(28)	(14)
Other	(3)	(3)
	$(71)	$(82)
Deferred tax assets and liabilities consist of:

(in millions)	December 31, 2025	December 31, 2024
Deferred tax assets:
Tax loss and credit carryforwards	$1,032	$923
Intangible assets	—	25
Provisions	173	145
Share-based compensation	22	15
Leases	15	14
Other	28	45
Total deferred tax assets	1,270	1,167
Less valuation allowance	(212)	(179)
Net deferred tax assets	1,058	988
Deferred tax liabilities:
Plant, equipment and technology	71	64
Intangible assets	17	—
Leases and Right of Use Assets	14	14
Outside basis differences	41	38
Total deferred tax liabilities	143	116
Net deferred tax asset	$915	$872

The following table presents a reconciliation of the deferred tax asset valuation allowance for 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Balance, beginning of year	$179	$150	$54
Charged to Benefit from income taxes	29	30	42
Other	4	(1)	54
Balance, end of year	$212	$179	$150
The realization of deferred tax assets is dependent on the Company generating sufficient domestic and foreign taxable income in the years that the temporary differences become deductible. A valuation allowance has been provided for the portion of the deferred tax assets that the Company determined is more likely than not to remain unrealized based on estimated future taxable income and tax planning strategies. The valuation allowance increased by $33 million during 2025 primarily due to the losses incurred during the year in jurisdictions for which the Company has established a full valuation allowance and the establishment of partial valuation allowances related to specific items.
As of December 31, 2025 the Company had accumulated taxable losses available to offset future years' federal taxable income in the U.S. of approximately $54 million and expire from 2025 to 2035. These taxable losses are subject to annual loss limitations as a result of previous ownership changes. As of December 31, 2025, the Company U.S. research and development credits available to offset future years’ federal income taxes in the U.S. were approximately $11 million, which includes acquired research and development credits and which expire in years 2025 through 2044. As of December 31, 2025 the Company had accumulated taxable losses available to offset future years taxable income in Ireland of approximately $6,401 million. These taxable losses do not expire.
The Company provides for withholding tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated. The Company provides for withholding tax on the unremitted earnings of its direct foreign affiliates except for its direct U.S. subsidiaries. The Company continues to assert that the unremitted earnings of its U.S. subsidiaries will be permanently reinvested and not repatriated. As of December 31, 2025, the Company estimates that there will be no tax liability attributable to unremitted earnings of its U.S. subsidiaries. However, future distributions could be subject to U.S. withholding tax.
As of December 31, 2025, unrecognized tax benefits (including interest and penalties) were $71 million, of which $62 million would affect the effective income tax rate if recognized.
The Company provides for interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2025 and 2024, accrued interest and penalties related to unrecognized tax benefits were approximately $12 million and $9 million, respectively. In 2025, the Company recognized a net increase of approximately $3 million. In 2024 and 2023, the Company did not recognize a net change in interest and penalties.
The Company and its subsidiaries file federal income tax returns in Canada, the U.S. and other foreign jurisdictions, as well as various provinces and states in Canada and the U.S. The Company and its subsidiaries have open tax years, primarily from 2006 to 2025, with significant taxing jurisdictions listed in the table below, respectively, including Canada and the U.S. These open years contain certain matters that could be subject to differing interpretations of applicable tax laws and regulations and tax treaties, as they relate to the amount, timing, or inclusion of revenues and expenses, or the sustainability of income tax positions of the Company and its subsidiaries. Certain of these tax years are expected to remain open indefinitely.
The Company’s subsidiaries in Germany are under audit for tax years 2017 through 2019. During the three months ended September 30, 2023, the Company received a preliminary assessment from the German taxing authority for the 2014 through 2016 period that would disallow certain transfer pricing adjustments. The Company contested this alleged tax deficiency through the appropriate appeals process, and reached a preliminary settlement with the German taxing authority during the year ended December 31, 2024. The settlement was then finalized with the taxing authority and resulted in the accrual of an immaterial tax cost that will close out the 2014 to 2016 audit period. The Company continues to believe this liability will be indemnified by BHC pursuant to the Tax Matters Agreement.

Jurisdiction:	Open Years
United States - Federal	2017 - 2024
Canada	2021 - 2024
Germany	2017 - 2024
France	2013 - 2015, 2022 - 2024
Ireland	2021 - 2024
China	2015 - 2024
The following table presents a reconciliation of the unrecognized tax benefits, not including interest and penalties, for 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Balance, beginning of year	$55	$59	$60
Additions for tax positions of prior years	6	—	2
Reductions for tax positions of prior years	(1)	(3)	(1)
Lapse of statute of limitations	(1)	(1)	(2)
Balance, end of year	$59	$55	$59
17.LOSS PER SHARE
Loss per share attributable to Bausch + Lomb Corporation for 2025, 2024 and 2023 were calculated as follows:

(in millions, except per share amounts)	2025	2024	2023
Net loss attributable to Bausch + Lomb Corporation	$(360)	$(317)	$(260)
Basic weighted-average common shares outstanding	353.8	351.8	350.5
Diluted effect of stock options and RSUs	—	—	—
Diluted weighted-average common shares outstanding	$353.8	$351.8	$350.5
Loss per share attributable to Bausch + Lomb Corporation
Basic	$(1.02)	$(0.90)	$(0.74)
Diluted	$(1.02)	$(0.90)	$(0.74)
In 2025, 2024 and 2023, all potential common shares issuable for RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 3,213,000, 2,163,000 and 1,539,000 common shares, respectively.
In 2025, 2024 and 2023, RSUs, PSUs and stock options to purchase approximately 13,393,000, 11,290,000 and 5,305,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. In 2024, an additional 750,000 PSUs, were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met. In 2023, an additional 4,041,000 IPO Founders Grants in the form of stock options and RSUs, which were granted to certain eligible recipients in connection with the B+L IPO, and an additional 750,000 PSUs, were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.

18.SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years 2025, 2024 and 2023 are as follows:

(in millions)	2025	2024	2023
Other Payments
Interest paid	$380	$415	$238
Income taxes paid
Domestic – National	$—	$—	$—
Domestic – Provincial	—	—	—
Foreign	59	91	64
	$59	$91	$64
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following countries for the year 2025 is as follows:

(in millions)	2025
Countries
Germany	$27
France	$16
China	$7
Netherlands	$6
United States	$(6)
Poland	$(5)
Mexico	$4
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of December 31, 2025, Bausch + Lomb’s Consolidated Balance Sheets includes accrued current loss contingencies of $8 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market price or value of its common shares and/or debt securities to decline.
Antitrust
Generic Pricing Antitrust Litigation
BHC and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). Bausch + Lomb Corporation had been named as a defendant in the MDL in one complaint, but this complaint has been amended to remove Bausch + Lomb Corporation and, as a result, Bausch + Lomb Corporation is no longer a party to the MDL. The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties,

Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants has been remanded to and is pending in the U.S. District Court for the District of Connecticut. Bausch Health US and Bausch Health Americas have reached an agreement in principle to settle the Connecticut case, which remains subject to court approval. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and these cases will be defended vigorously.
Additionally, BHC and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively the “Company”) have been named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff seeks to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contains similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the U.S. Court for the Eastern District of Pennsylvania. At the certification hearing in late October 2025 before the Federal Court, class counsel advised that they intend to seek approval to have the action dismissed as against the Company. The Company is awaiting a formal dismissal order. The Company disputes the claims against it and this case will be defended vigorously.
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
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, BHC and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-three (23) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. One (1) case was also dismissed with prejudice in its entirety for failure of plaintiff to comply with court orders requiring plaintiff fact sheets. Two cases in the federal Multidistrict Litigation were dismissed recently for failure to comply with orders requiring Plaintiff Profile Forms. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to BHC and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-two (22) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against BHC and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to BHC or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing BHC as a defendant; as a result, the British Columbia class action is concluded as to BHC.
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
Intellectual Property Matters
Lumify® Paragraph IV Proceedings – DRL, Somerset, Gland and Granules
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
On March 28, 2025, B&L Inc. received a Notice of Paragraph IV Certification from Somerset Therapeutics, LLC (“Somerset”), in which Somerset asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Somerset’s generic drops, for which an ANDA has been filed by Somerset. On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Somerset and certain affiliates pursuant to the Hatch-Waxman Act, alleging infringement by Somerset of one or more claims of such Lumify patents, thereby triggering a 30-month stay of the approval of the Somerset ANDA. A stipulation and order of dismissal was filed on January 8, 2026.
On April 25, 2025, B&L Inc. and Bausch + Lomb Ireland Limited received a Notice of Paragraph IV Certification from Gland Pharma Limited (“Gland”), in which Gland asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Gland’s generic drops, for which an ANDA has been filed by Gland. On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Gland pursuant to the Hatch-Waxman Act, alleging infringement by Gland of one or more claims of such Lumify patents, thereby triggering a 30-month stay of the approval of the Gland ANDA. A stipulation and order of dismissal was entered by the court on December 23, 2025.
On November 6, 2025, B&L Inc. and Bausch + Lomb Ireland Limited received a Notice of Paragraph IV Certification from Granules India Ltd. (“Granules”), in which Granules asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Granules’ generic drops, for which an ANDA has been filed by Granules. On December 9, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Granules pursuant to the Hatch-Waxman Act, alleging infringement by Granules of one or more claims of such Lumify patents, thereby triggering a 30-month stay of the approval of the Granules ANDA. This matter is ongoing and Granules is expected to be served with the summons and complaint during the first quarter of 2026.
Bausch + Lomb remains confident in the strength of the Lumify® related patents and intends to vigorously defend its intellectual property.

In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, the Company previously commenced infringement proceedings against potential generic competitors in the U.S., certain of which are ongoing. In connection with Vyzulta®, two matters have been resolved and dismissed and one matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025 and the case was dismissed without prejudice on January 5, 2026; another matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed since January 1, 2025 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
U.S. Securities Litigation – New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, BHC and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain current or former officers and directors as part of the U.S. Securities Litigation. This action seeks a declaratory judgment that alleged transfers of certain BHC assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against BHC in the individual opt-out actions. The declaratory judgment action also alleges that the potential future separation of Bausch + Lomb from BHC by distribution of Bausch + Lomb stock to BHC’s shareholders would leave BHC with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against BHC in the underlying individual opt-out actions and BHC disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt-out actions are made against BHC and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by BHC and/or failures to disclose information about BHC’s business and prospects, including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, BHC and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of BHC’s and Bausch + Lomb’s forthcoming motions to dismiss, while instructing BHC to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, BHC and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss. In early August 2025, a settlement was reached and, on August 29, 2025, the Court issued an order staying this action pending satisfaction of certain conditions to that settlement. The case was dismissed with prejudice in January 2026.
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
20.COMMITMENTS AND CONTINGENCIES
The Company has commitments related to capital expenditures of approximately $128 million as of December 31, 2025.
Under certain agreements, the Company may be required to make payments contingent upon the achievement of specific developmental, regulatory, or commercial milestones. As of December 31, 2025, the Company believes it is reasonably possible that it may potentially make milestone and license fee payments, including sales-based milestone payments, of approximately $242 million over time, in the aggregate, to third parties for products currently under development or being marketed, primarily consisting of the following:
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
•Under the terms of a January 2025 agreement with Whitecap Biosciences, as disclosed in Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS”, the Company may be required to make certain development and sales-based milestones, of which the Company currently believes that it is reasonably possible that it may incur development milestone payments of up to $64 million, in the aggregate, over time.
•Under the terms of a December 2025 manufacturing acquisition agreement, as disclosed in Note 4, “ACQUISITIONS AND LICENSING AGREEMENTS”, the Company may be required to make certain milestone payments of up to $35 million, in the aggregate, all of which the Company currently believes are reasonably possible over time.
Due to the nature of these arrangements, the future potential payments related to the attainment of the specified milestones over a period of several years are inherently uncertain. As of December 31, 2025, the Company has accrued $37 million related to future milestones, with the remaining milestones, related to the aforementioned agreements, being not yet probable of being achieved.

Indemnification Provisions
In the normal course of operations, the Company enters into agreements that include indemnification provisions for product liability and other matters. These provisions are generally subject to maximum amounts, specified claim periods and other conditions and limits. In addition, the Company is obligated to indemnify its officers and directors in respect of any legal claims or actions initiated against them in their capacity as officers and directors of the Company in accordance with applicable law and the Company has entered into indemnification agreements with its directors and certain officers with respect to such matters. Pursuant to such indemnities, the Company is indemnifying certain former officers and directors in respect of certain litigation and regulatory matters. As of December 31, 2025 and 2024, no material amounts were accrued for the Company obligations under these indemnification provisions.
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

Segment Revenues and Profit
Segment revenues and profits for the years 2025, 2024 and 2023 were as follows:

	Vision Care			Pharmaceuticals			Surgical			Total
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Revenues
Product Sales	$2,914	$2,731	$2,535	$1,277	$1,206	$834	$889	$837	$762	$5,080	$4,774	$4,131
Other Revenues	9	8	8	7	3	2	5	6	5	21	17	15
	2,923	2,739	2,543	1,284	1,209	836	894	843	767	5,101	4,791	4,146

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	1,113	1,002	954	397	374	252	535	492	434
Cost of other revenues	1	1	1	4	3	1	—	—	—
Selling, general and administrative	912	882	832	572	543	322	298	265	248
Research and development	48	46	67	53	33	20	43	42	35
Segment Profit	$849	$808	$689	$258	$256	$241	$18	$44	$50	1,125	1,108	980
Corporate										(679)	(614)	(536)
Amortization of intangible assets										(258)	(288)	(240)
Other expense, net										(75)	(44)	(74)
Operating income										113	162	130
Interest income										12	15	15
Interest expense										(421)	(399)	(283)
Loss on extinguishment of debt										(6)	—	—
Foreign exchange and other										(15)	(12)	(28)
Loss before provision for income taxes										$(317)	$(234)	$(166)

Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care			Pharmaceuticals			Surgical			Total
(in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Pharmaceuticals	$5	$4	$4	$1,076	$965	$614	$—	$—	$—	$1,081	$969	$618
Devices	1,033	963	888	—	—	—	889	837	762	1,922	1,800	1,650
OTC	1,834	1,724	1,611	—	—	—	—	—	—	1,834	1,724	1,611
Branded and Other Generics	42	40	32	201	241	220	—	—	—	243	281	252
Other revenues	9	8	8	7	3	2	5	6	5	21	17	15
	$2,923	$2,739	$2,543	$1,284	$1,209	$836	$894	$843	$767	$5,101	$4,791	$4,146

The top ten products/franchises represented 56%, 54% and 48% of total revenues for the years 2025, 2024 and 2023, respectively.
Geographic Information
Revenues are attributed to a geographic region based on the location of the customer for the years 2025, 2024 and 2023 and were as follows:

(in millions)	2025	2024	2023
U.S. and Puerto Rico	$2,546	$2,413	$1,934
China	358	358	344
France	246	227	210
Japan	186	180	187
Germany	164	152	147
Russia	148	120	106
United Kingdom	137	132	121
Canada	135	127	110
Italy	102	91	82
Spain	101	92	85
Mexico	75	75	68
Poland	75	65	51
South Korea	51	47	46
Other	777	712	655
	$5,101	$4,791	$4,146
Long-lived assets consisting of property, plant and equipment, net of accumulated depreciation, are attributed to geographic regions based on their physical location as of December 31, 2025 and 2024 and were as follows:

(in millions)	2025	2024
U.S. and Puerto Rico	$836	$798
Ireland	544	424
Germany	162	104
Other	220	159
	$1,762	$1,485
Major Customers
Major customers that accounted for approximately 10% or more of total revenues were as follows:

	2025	2024
McKesson Corporation	10%	10%
Cardinal Health, Inc.	10%	10%
For the year 2023, no individual customer accounted for approximately 10% or more of total revenues.