Form 10-Q
period 2026-03-31
Bausch & Lomb Corp
filed 2026-04-29
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 356,536,358 shares outstanding as of April 22, 2026.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Form 10-Q”) to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of March 31, 2026.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated results from completed acquisitions; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for the remainder of 2026 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement (as defined below), and in the indentures governing our October 2028 Secured Notes (as defined below), the January 2026 Credit Facility Amendment (as defined below) and January 2031 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2026 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the conflict between Russia and Ukraine and from the conflict with Iran by the U.S and Israel and the related unrest in the Middle East region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•adverse economic conditions and other macroeconomic factors over which we have no or limited control, including heightened inflation and interest rates, slower growth or a potential recession, and foreign currency rates, which could adversely impact our revenues, expenses and resulting margins;
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
•ongoing or potential future litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the proposed Separation from BHC and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
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
•risks associated with the conflict between the U.S. and Israel and Iran and Iran-backed militant groups and the related unrest in the Middle East region and the potential impact on our operations, sale of products and revenues in this region, as well as the potential macroeconomic impact of such conflict and related unrest (including fuel prices), which could adversely impact our operations, revenues, expenses and resulting margins;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 18, 2026 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 18, 2026, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$268	$383
Restricted cash	11	14
Trade receivables, net	1,106	1,221
Inventories, net	977	976
Prepaid expenses and other current assets (Note 4)	414	383
Total current assets	2,776	2,977
Property, plant and equipment, net	1,794	1,762
Intangible assets, net	3,226	3,281
Goodwill	4,737	4,758
Deferred tax assets, net	945	934
Other non-current assets (Note 4)	302	310
Total assets	$13,780	$14,022
Liabilities
Current liabilities:
Accounts payable (Note 4)	$407	$388
Accrued and other current liabilities	1,374	1,493
Current portion of long-term debt and other financial liabilities	39	39
Total current liabilities	1,820	1,920
Deferred tax liabilities, net	19	19
Other non-current liabilities	458	521
Long-term debt and other financial liabilities	5,031	5,043
Total liabilities	7,328	7,503
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, unlimited shares authorized, 356,396,595 and 354,209,319 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	8,580	8,563
Accumulated deficit	(1,002)	(931)
Accumulated other comprehensive loss	(1,199)	(1,184)
Total Bausch + Lomb Corporation shareholders’ equity	6,379	6,448
Noncontrolling interest	73	71
Total equity	6,452	6,519
Total liabilities and equity	$13,780	$14,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Product sales	$1,239	$1,133
Other revenues	5	4
	1,244	1,137
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	482	481
Cost of other revenues	1	1
Selling, general and administrative (Note 4)	544	563
Research and development	101	86
Amortization of intangible assets	57	67
Other expense, net	26	22
	1,211	1,220
Operating income (loss)	33	(83)
Interest income	4	3
Interest expense	(97)	(94)
Loss on extinguishment of debt	(1)	—
Foreign exchange and other	(3)	(6)
Loss before provision for income taxes	(64)	(180)
Provision for income taxes	(6)	(31)
Net loss	(70)	(211)
Net income attributable to noncontrolling interest	(1)	(1)
Net loss attributable to Bausch + Lomb Corporation	$(71)	$(212)

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(0.20)	$(0.60)

Basic weighted-average common shares	355.2	352.8

Diluted weighted-average common shares	355.2	352.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(70)	$(211)
Other comprehensive income
Foreign currency translation adjustment	(14)	81
Other comprehensive (loss) income	(14)	81
Comprehensive loss	(84)	(130)
Comprehensive income attributable to noncontrolling interest	(2)	(1)
Comprehensive loss attributable to Bausch + Lomb Corporation	$(86)	$(131)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended March 31, 2026
Balances, January 1, 2026	354.2	$—	$8,563	$(931)	$(1,184)	$6,448	$71	$6,519
Common shares issued under share-based compensation plans	2.2	—	2	—	—	2	—	2
Share-based compensation	—	—	34	—	—	34	—	34
Employee withholding taxes related to share-based awards	—	—	(19)	—	—	(19)	—	(19)
Noncontrolling interest distributions	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(71)	—	(71)	1	(70)
Other comprehensive (loss) income	—	—	—	—	(15)	(15)	1	(14)
Balances, March 31, 2026	356.4	$—	$8,580	$(1,002)	$(1,199)	$6,379	$73	$6,452

	Three Months Ended March 31, 2025
Balances, January 1, 2025	352.4	$—	$8,429	$(571)	$(1,385)	$6,473	$71	$6,544
Common shares issued under share-based compensation plans	1.0	—	—	—	—	—	—	—
Share-based compensation	—	—	28	—	—	28	—	28
Employee withholding taxes related to share-based awards	—	—	(9)	—	—	(9)	—	(9)
Net (loss) income	—	—	—	(212)	—	(212)	1	(211)
Other comprehensive income	—	—	—	—	81	81	—	81
Balances, March 31, 2025	353.4	$—	$8,448	$(783)	$(1,304)	$6,361	$72	$6,433
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(70)	$(211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	101	106
Amortization and write-off of debt premiums, discounts and issuance costs	3	5
Acquisition-related contingent consideration	2	(9)
Allowances for losses on trade receivables and inventories	14	19
Deferred income taxes	(12)	18
Gain on sale of assets	(3)	—
Additions (payments) of accrued legal settlements	5	(1)
Share-based compensation	34	28
Foreign exchange loss	6	2
Gain excluded from hedge effectiveness	(3)	(3)
Loss on extinguishment of debt	1	—
Amortization of inventory step-up resulting from acquisitions	—	22
Other	—	(1)
Changes in operating assets and liabilities:
Trade receivables	108	46
Inventories	(22)	(12)
Prepaid expenses and other current assets	(38)	(11)
Accounts payable, accrued and other liabilities	(94)	(23)
Net cash provided by (used in) operating activities	32	(25)
Cash Flows From Investing Activities
Acquisitions and other investments	(38)	(12)
Purchases of property, plant and equipment	(100)	(110)
Purchases of marketable securities	(1)	(4)
Proceeds from sale of marketable securities	1	4
Proceeds from sale of assets and businesses, net of costs to sell	3	—
Interest settlements from cross-currency swaps	5	6
Net cash used in investing activities	(130)	(116)
Cash Flows From Financing Activities
Issuance of long-term debt, net of discounts, and other financial liabilities	2,802	50
Repayments of debt	(2,805)	(10)
Payment of employee withholding taxes related to share-based awards	(19)	(9)
Proceeds from exercise of stock options	2	—
Net cash (used in) provided by financing activities	(20)	31
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	9
Net decrease in cash and cash equivalents and restricted cash	(118)	(101)
Cash and cash equivalents and restricted cash, beginning of period	397	316
Cash and cash equivalents and restricted cash, end of period	$279	$215

Non-cash Investing Activities
Accrued purchases of property, plant and equipment	$42	$52
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC directly or indirectly holding 310,449,643 Bausch + Lomb common shares, which represents approximately 87% of the issued and outstanding common shares of Bausch + Lomb, as of April 22, 2026. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022.
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

2.SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited financial statements for all periods presented are referred to as “Condensed Consolidated Financial Statements”, and have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations for reporting on Form 10-Q, which do not conform in all respects to the requirements of U.S. GAAP for annual financial statements. Accordingly, certain information and disclosures required by U.S. GAAP for complete Consolidated Financial Statements are not included herein. Accordingly, these notes to the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements prepared in accordance with U.S. GAAP that are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 18, 2026. The unaudited Condensed Consolidated Financial Statements have been prepared using accounting policies that are consistent with the policies used in preparing the Company’s audited Consolidated Financial Statements for the year ended December 31, 2025. The unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position and results of operations for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.
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
Adoption of New Accounting Standards
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance for estimating credit losses under the current expected credit losses (CECL) model for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606. The Company has adopted this ASU on a prospective-basis, and it did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Standards, Not Adopted as of March 31, 2026
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
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

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2026	$120	$79	$582	$60	$35	$876
Current period provision	116	21	418	176	22	753
Payments and credits	(127)	(21)	(509)	(166)	(22)	(845)
Reserve balance, March 31, 2026	$109	$79	$491	$70	$35	$784
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $38 million and $26 million as of March 31, 2026 and January 1, 2026, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets.

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
The activity in the allowance for credit losses for trade receivables for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Balance, beginning of period	$17	$18
Provision	1	—
Write-offs	—	(1)
Balance, end of period	$18	$17

4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of April 22, 2026, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 87% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $12 million and $14 million as of March 31, 2026 and December 31, 2025, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $8 million as of both, March 31, 2026 and December 31, 2025, of which $1 million are included within Prepaid expenses and other current assets and $7 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of both, March 31, 2026 and December 31, 2025. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
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
Charges incurred related to the above agreements were $2 million, as of both, the three months ended March 31, 2026 and 2025, respectively, and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

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
The valuation of the assets acquired and liabilities assumed, as part of this acquisition, has not yet been finalized as of March 31, 2026. The Company will finalize these amounts no later than one year from the acquisition date.
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

	March 31, 2026				December 31, 2025
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$26	$14	$12	$—	$62	$50	$12	$—
Liabilities:
Acquisition-related contingent consideration	$98	$—	$—	$98	$96	$—	$—	$96
Foreign currency exchange contracts	$2	$—	$2	$—	$2	$—	$2	$—
Cross-currency swaps	$136	$—	$136	$—	$153	$—	$153	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the three months ended March 31, 2026 and 2025.
Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of March 31, 2026, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets are as follows:

(in millions)	March 31, 2026	December 31, 2025
Other non-current liabilities	$138	$158
Prepaid expenses and other current assets	$2	$5
Net fair value	$136	$153
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Gain (loss) recognized in Other comprehensive (loss) income	$20	$(36)
Gain excluded from assessment of hedge effectiveness	$3	$3
Location of gain of excluded component	Interest expense
No portion of the cross-currency swaps were ineffective for the three months ended March 31, 2026 and 2025. The Company received $5 million and $6 million in interest settlements for the three months ended March 31, 2026 and 2025, respectively, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company’s intercompany balances. As of March 31, 2026, these contracts had an aggregate notional amount of $176 million.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 are as follows:

(in millions)	March 31, 2026	December 31, 2025
Accrued and other current liabilities	$2	$2
Prepaid expenses and other current assets	$—	$—
Net fair value	$2	$2
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Gain (loss) related to changes in fair value	$—	$(4)
Loss related to settlements	$(2)	$(4)
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At March 31, 2026, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 10% to 16%, and a weighted average risk-adjusted discount rate of 10%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at March 31, 2026.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025:

(in millions)	2026		2025
Balance, as of January 1,		$96		$123
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$2		$4
Fair value adjustments due to changes in estimates of future payments	—		(13)
Acquisition-related contingent consideration adjustments		2		(9)
Balance, as of March 31,		98		114
Current portion included in Accrued and other current liabilities		43		6
Non-current portion		$55		$108
Fair Value of Long-term Debt
The fair value of long-term debt as of March 31, 2026 and December 31, 2025 was $5,145 million and $5,201 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	March 31, 2026	December 31, 2025
Raw materials	$243	$243
Work in process	91	98
Finished goods	643	635
	$977	$976
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	March 31, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,382	$(3,056)	$1,326	$4,441	$(3,064)	$1,377
Corporate brands	102	(29)	73	102	(26)	76
Product rights/patents	999	(988)	11	999	(988)	11
Other	87	(69)	18	87	(68)	19
Total finite-lived intangible assets	5,570	(4,142)	1,428	5,629	(4,146)	1,483
Acquired in-process research and development intangible asset	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$7,368	$(4,142)	$3,226	$7,427	$(4,146)	$3,281
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
There were no asset impairments during the three months ended March 31, 2026 and 2025.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2026 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Amortization	$168	$222	$221	$219	$216	$215	$167	$1,428

Goodwill
The changes in the carrying amounts of goodwill during the three months ended March 31, 2026 and the year ended December 31, 2025 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2025	$3,529	$644	$350	$4,523
Acquisitions (Note 5)	—	—	97	97
Foreign exchange and other	26	100	12	138
Balance, December 31, 2025	3,555	744	459	4,758
Foreign exchange and other	(5)	(13)	(3)	(21)
Balance, March 31, 2026	$3,550	$731	$456	$4,737
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
2025 Annual Goodwill Impairment Test
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
March 31, 2026 Interim Assessment
No events occurred or circumstances changed during the period from October 1, 2025 (the last time goodwill was tested for all reporting units) through March 31, 2026 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through March 31, 2026.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	March 31, 2026	December 31, 2025
Product Rebates	$453	$556
Employee Compensation and Benefit Costs	211	250
Product Returns	79	79
Interest	71	57
Other	560	551
	$1,374	$1,493
As of December 31, 2025, included within Other, in the table above, was the accrual of a $35 million sales-based milestone, related to MIEBO®, which was paid during the three months ended March 31, 2026.
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		March 31, 2026		December 31, 2025
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities
September 2028 Term Facility	September 2028	$—	$—	$489	$483
June 2030 Revolving Credit Facility	June 2030	100	100	100	100
January 2031 Term Facility	January 2031	—	—	2,313	2,282
January 2031 Refinancing Term Facility	January 2031	2,802	2,768	—	—
Senior Secured Notes
October 2028 Secured Notes	October 2028	1,400	1,388	1,400	1,387
January 2031 Secured Notes	January 2031	780	769	793	782
Other	Various	12	14	12	14
Total long-term debt		$5,094	5,039	$5,107	5,048
Less: Current portion of long-term debt			28		28
Non-current portion of long-term debt			$5,011		$5,020
Senior Secured Credit Facilities and Notes
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Original Credit Agreement”), providing for a term loan of $2,500 million (the “May 2027 Term Facility”) and a revolving credit facility of $500 million (the “May 2027 Revolving Credit Facility”).
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to the credit agreement and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “September 2028 Term Facility”). In addition, on September 29, 2023, Bausch + Lomb also issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “October 2028 Secured Notes”).
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
On June 26, 2025, Bausch + Lomb entered into an incremental amendment (the “June 2025 Credit Facility Amendment”) to our credit agreement, which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “June 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “January 2031 Term Facility”). In addition, on June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At March 31, 2026, the January 2031 Secured Notes bore interest at 5.89% per annum.
The proceeds from the January 2031 Secured Notes, along with the proceeds of the January 2031 Term Facility, were used by the Company to: (i) repay in full outstanding borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 (the May 2027 Term Facility and May 2027 Incremental Term Facility) and (iii) pay related fees and expenses.

On January 2, 2026, the Company entered into a refinancing transaction amendment (the “January 2026 Credit Facility Amendment”; the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the November 2024 Credit Facility Amendment, the June 2025 Credit Facility Amendment and the January 2026 Credit Facility Amendment, the “Amended Credit Agreement”) providing for a new $2,802 million term loan facility maturing on January 15, 2031 (the “January 2031 Refinancing Term Facility” or the “Term Facilities”; the Term Facilities, together with the June 2030 Revolving Credit Facility, the “Senior Secured Credit Facilities”). The Company used the proceeds from the January 2031 Refinancing Term Facility to refinance, in full, its outstanding term loans (September 2028 Term Facility and January 2031 Term Facility).
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of March 31, 2026, the principal amounts outstanding under the January 2031 Refinancing Term Facility were $2,802 million.
As of March 31, 2026, the Company had $100 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $668 million under its June 2030 Revolving Credit Facility. The stated rate of interest for borrowings under the Revolving Credit Facility at March 31, 2026 ranges from 6.42% to 6.43% per annum. Subsequent to March 31, 2026, the Company borrowed, net of repayments, an additional $50 million under its June 2030 Revolving Credit Facility.
Borrowings under the June 2030 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term SOFR-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term CORRA-based rate or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to SONIA, in each case, plus an applicable margin. The applicable interest rate margins for borrowings under the June 2030 Revolving Credit Facility are between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, CORRA, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio. In addition, Bausch + Lomb is required to pay commitment fees of 0.25% per annum in respect of the unutilized commitments under the June 2030 Revolving Credit Facility, payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the June 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The stated rate of interest under the January 2031 Refinancing Term Facility at March 31, 2026 was 7.42% per annum.
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
The amortization rate for the January 2031 Refinancing Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments, with the first installment to be paid on June 30, 2026. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2026, the remaining mandatory quarterly amortization payments for the January 2031 Refinancing Term Facility were $133 million through December 2030, with the remaining term loan balance being due in January 2031.
See Note 10, “FINANCING ARRANGEMENTS” in the Annual Report for additional information regarding the Company’s Senior Secured Credit Facilities and Notes.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2026 and December 31, 2025 was 7.43% and 7.70%, respectively.

Loss on Extinguishment of Debt
In connection with the January 2026 Credit Facility Amendment, the Company incurred a loss on extinguishment of debt of approximately $1 million, representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.
Maturities and Mandatory Payments
As of March 31, 2026, maturities and mandatory payments of debt obligations for the remainder of 2026, five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2026	$21
2027	28
2028	1,440
2029	28
2030	128
2031	3,449
Thereafter	—
Total gross maturities	5,094
Unamortized discounts	(55)
Total long-term debt and other	$5,039
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
As of March 31, 2026, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Condensed Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
Other Financing Arrangements
On January 9, 2026, the Company entered into a financing arrangement, that permits it, subject to certain conditions, to sell certain receivables to a third-party financial institution, potentially accelerating access to cash and reducing credit risk. Transactions under this financing arrangement are accounted for as true sales under Accounting Standards Codification (“ASC”) 860, Transfers and Servicing of Financial Assets, with the sold receivables derecognized from the Company’s Condensed Consolidated Balance Sheets. The cash received from the financial institution is reported within Operating Activities in the Condensed Consolidated Statements of Cash Flows.

During the three months ended March 31, 2026, the Company received cash proceeds of $5 million from the sales of receivables under this financing arrangement. The costs related to these transactions were not material. During April 2026, the Company sold additional receivables, and received cash proceeds of $21 million.
11.SHARE-BASED COMPENSATION
Bausch + Lomb Corporation 2022 Omnibus Incentive Plan
Effective May 5, 2022, Bausch + Lomb established the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan (the “Plan”) and a total of 28,000,000 common shares of Bausch + Lomb were originally authorized for issuance under the Plan. The Plan was amended and restated effective April 24, 2023 and further amended and restated on May 29, 2024, to increase the number of shares authorized for issuance (the “Amended and Restated Plan”), resulting in an aggregate 52,000,000 common shares of Bausch + Lomb authorized for issuance under the Amended and Restated Plan. At the Company’s upcoming annual meeting of shareholders (currently scheduled to be held on May 20, 2026), Bausch + Lomb’s shareholders are being asked to approve a further amendment and restatement of the Plan to increase the number of shares authorized for issuance thereunder by an additional 25,000,000 common shares.
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
Share-based awards granted to senior management align with the Company’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return (“TSR”) (the “TSR PSUs”), (ii) attainment of certain performance targets that are based on the Company’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”), (iii) outperformance of performance goals, based on the level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) relative TSR metric (if applicable) and (iv) attainment of certain performance targets (measured for fiscal year 2028) that are based on the Company’s adjusted earnings before interest, taxes, depreciation and amortization, as further defined in the award agreement (the “Adjusted EBITDA PSUs”). If the Company’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum.
Approximately 7,300,000 common shares were available for future grants as of March 31, 2026. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Stock options	$3	$3
PSUs/RSUs	31	25
Share-based compensation expense	$34	$28

Research and development expenses	$3	$2
Selling, general and administrative expenses	31	26
Share-based compensation expense	$34	$28

Share-based awards granted for the three months ended March 31, 2026 and 2025 consist of:

	Three Months Ended March 31,
	2026	2025
Stock options
Granted	—	1,374,000
Weighted-average exercise price	$—	$15.86
Weighted-average grant date fair value	$—	$4.66
RSUs
Granted	3,094,000	3,033,000
Weighted-average grant date fair value	$18.53	$15.95
TSR PSUs
Granted	404,000	388,000
Weighted-average grant date fair value	$18.60	$15.86
Organic Revenue Growth PSUs
Granted	884,000	753,000
Weighted-average grant date fair value	$17.49	$15.98
Adjusted EBITDA PSUs
Granted	404,000	—
Weighted-average grant date fair value	$18.60	$—
As of March 31, 2026, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and PSUs amounted to $187 million, which will be amortized over a weighted-average period of 1.84 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	March 31, 2026	December 31, 2025
Foreign currency translation adjustment	$(1,178)	$(1,163)
Pension adjustment, net of tax	(21)	(21)
	$(1,199)	$(1,184)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.

13.OTHER EXPENSE, NET
Other expense, net for the three months ended March 31, 2026 and 2025 consists of:

	Three Months Ended March 31,
(in millions)	2026	2025
Restructuring, integration and separation costs	$8	$1
Gain on sale of assets	(3)	—
Litigation and other matters	7	1
Acquired in-process research and development costs	11	28
Acquisition-related costs	1	1
Acquisition-related contingent consideration	2	(9)
Other expense, net	$26	$22
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs include expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring, integration and separation costs for the three months ended March 31, 2026 and 2025 were $8 million and $1 million, respectively, and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
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
Provision for income taxes for the three months ended March 31, 2026 was $6 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) a reduction of deferred tax assets resulting from a third-party sale of Intellectual Property ("IP"), (b) the tax effects of acquired tax intangibles and net operating losses, (c) the filing of certain tax returns and (d) a one-time tax assessment of a foreign subsidiary. Provision for income taxes for the three months ended March 31, 2025 was $31 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) the quarter to date impact of the enVista IOL voluntary recall, (b) the filing of certain tax returns and (c) a change in the deduction for stock compensation.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $246 million and $212 million as of March 31, 2026 and December 31, 2025, respectively. The increase is related to: (a) losses incurred during the three months ended March 31, 2026 in jurisdictions for which the Company has established a full valuation allowance and (b) a valuation allowance established on a capital loss from the sale of IP, referenced above, that the Company does not anticipate using in the future.
The Company’s U.S. affiliates remain under examination for various state tax audits in the United States for years 2017 through 2024.
Bausch + Lomb in Canada is under examination for the 2023 tax year.
The Company's subsidiaries in Germany are under audit for tax years 2017 through 2019.
As of both, March 31, 2026 and December 31, 2025, the Company had unrecognized tax benefits of $71 million, which included interest and penalties of $12 million. Of the total unrecognized tax benefits as of March 31, 2026, $62 million would reduce the Company’s effective tax rate, if recognized.

15.LOSS PER SHARE
Loss per share attributable to Bausch + Lomb Corporation for the three months ended March 31, 2026 and 2025 were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Net loss attributable to Bausch + Lomb Corporation	$(71)	$(212)
Basic weighted-average common shares outstanding	355.2	352.8
Diluted effect of stock options and RSUs	—	—
Diluted weighted-average common shares outstanding	355.2	352.8

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(0.20)	$(0.60)
During the three months ended March 31, 2026 and 2025, all potential common shares issuable for RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 5,107,000 and 3,239,000 common shares for the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026 and 2025, RSUs, PSUs and stock options to purchase approximately 13,523,000 and 11,686,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three months ended March 31, 2026 and 2025, an additional 3,069,000 and 3,319,000 PSUs, respectively, were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of March 31, 2026, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $12 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market price or value of its common shares and/or debt securities to decline.
Antitrust
Generic Pricing Antitrust Litigation
BHC and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). Bausch + Lomb Corporation had been named as a defendant in the MDL in one complaint, but this complaint has been amended to remove Bausch + Lomb Corporation and, as a result, Bausch + Lomb Corporation is no longer a party to the MDL. The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants, has been remanded to and is pending in the U.S. District Court for the District of Connecticut. Bausch Health US and Bausch Health Americas have reached an agreement in principle to settle the Connecticut case, which remains subject to final court approval. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and these cases will be defended vigorously.
Additionally, BHC and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively the “Company”) were named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff sought to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contained similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the U.S. Court for the Eastern District of Pennsylvania. On February, 20, 2026, the Canadian court declined to certify the action and dismissed the action against the Company. The deadline for the filing of an appeal has passed with no appeal filed.
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
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, BHC and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-three (23) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. One (1) case was also recently dismissed with prejudice in its entirety for failure of plaintiff to comply with court orders requiring plaintiff fact sheets. Two (2) cases in the federal Multidistrict Litigation were dismissed recently for failure to comply with orders requiring Plaintiff Profile Forms. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to BHC and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty-two (22) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against BHC and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to BHC or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing BHC as a defendant; as a result, the British Columbia class action is concluded as to BHC.
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
General Civil Actions
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas’ motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021.The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, Bausch Health Americas filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health America’s motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and Bausch Health Americas filed its reply brief on September 13, 2024. The Appellate Division heard oral argument on November 7, 2024. On December 5, 2024, the Appellate Division denied Bausch Health Americas’ appeal as to Doctors Allergy’s second cause of action (breach of contract) and Bausch Health Americas’ counterclaims, but it granted the appeal as to Doctors Allergy’s third cause of action (breach of the implied duty of good faith and fair dealing) and dismissed that claim. On December 13, 2024, the Appellate Division remitted this action back to the trial court. Trial is ongoing, with jury selection having begun on April 20, 2026, and trial scheduled to continue until May 8, 2026. Bausch Health Americas disputes the claims against it and this lawsuit will be defended vigorously.
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
On March 28, 2025, B&L Inc. received a Notice of Paragraph IV Certification from Somerset Therapeutics, LLC (“Somerset”), in which Somerset asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Somerset’s generic drops, for which an ANDA has been filed by Somerset. On April 28, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Somerset and certain affiliates pursuant to the Hatch-Waxman Act, alleging infringement by Somerset of one or more claims of such Lumify Patents, thereby triggering a 30-month stay of the approval of the Somerset ANDA. The case was dismissed on January 12, 2026.
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
On November 6, 2025, B&L Inc. and Bausch + Lomb Ireland Limited received a Notice of Paragraph IV Certification from Granules India Ltd. (“Granules”), in which Granules asserted that U.S. Patent Nos. 8,293,742, 9,259,425, 11,596,600 and 11,833,245, each of which is listed in the FDA’s Orange Book for Lumify® (brimonidine tartrate solution) drops, are either invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of Granules’ generic drops, for which an ANDA has been filed by Granules. On December 9, 2025, B&L Inc., Bausch + Lomb Ireland Limited and Eye Therapies filed suit against Granules pursuant to the Hatch-Waxman Act, alleging infringement by Granules of one or more claims of such Lumify Patents, thereby triggering a 30-month stay of the approval of the Granules ANDA. A consent judgment was entered by the court on April 1, 2026, and the matter was dismissed.
There are currently no ongoing litigation proceedings with respect to Lumify® drops.
In addition to the intellectual property matters described above, in connection with the Vyzulta® and Lotemax® SM products, the Company previously commenced infringement proceedings against potential generic competitors in the U.S., certain of which are ongoing. In connection with Vyzulta®, two matters have been resolved and dismissed and one matter was recently filed in the U.S. District Court for the District of New Jersey and is ongoing. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025 and the case was dismissed without prejudice on January 5, 2026; another matter was filed in the U.S. District Court for the District of New Jersey and was dismissed without prejudice on March 18, 2026.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended March 31, 2026 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
U.S. Securities Litigation – New Jersey Declaratory Judgment Lawsuit
On March 24, 2022, BHC and Bausch + Lomb were named in a declaratory judgment action in the Superior Court of New Jersey, Somerset County, Chancery Division, brought by certain individual investors in BHC’s common shares and debt securities who are also maintaining individual securities fraud claims against BHC and certain current or former officers and directors as part of the U.S. Securities Litigation. This action sought a declaratory judgment that alleged transfers of certain BHC assets to Bausch + Lomb would constitute a voidable transfer under the New Jersey Voidable Transactions Act and that Bausch + Lomb would be liable for damages, if any, awarded against BHC in the individual opt-out actions. The declaratory judgment action also alleged that the potential future separation of Bausch + Lomb from BHC by distribution of Bausch + Lomb stock to BHC’s shareholders would leave BHC with inadequate financial resources to satisfy these plaintiffs’ alleged securities fraud damages in the underlying individual opt-out actions. None of the plaintiffs in this declaratory judgment action have obtained a judgment against BHC in the underlying individual opt-out actions and BHC disputes the claims against it in those underlying actions. The underlying individual opt-out actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and certain actions assert claims under Section 18 of the Exchange Act. The allegations in those underlying individual opt-out actions are made against BHC and several of its former officers and directors only and relate to, among other things, allegedly false and misleading statements made during the 2013-2016 time period by BHC and/or failures to disclose information about BHC’s business and prospects, including relating to drug pricing and the use of specialty pharmacies. On March 31, 2022, BHC and Bausch + Lomb removed the declaratory judgment action to the U.S. District Court for the District of New Jersey. On April 29, 2022, Plaintiffs filed a motion to remand. On November 29, 2022, the District Court granted Plaintiffs’ remand motion and the case was remanded to the New Jersey Superior Court Chancery Division. On December 8, 2022, Plaintiffs filed a proposed Order to Show Cause and motion for a preliminary injunction and sought interim relief including expedited discovery. On December 13, 2022, the Court denied Plaintiffs’ proposed Order to Show Cause and stayed discovery pending the resolution of BHC’s and Bausch + Lomb’s forthcoming motions to dismiss, while instructing BHC to provide certain notice to Plaintiffs of the intended completion of a potential future distribution referenced above under certain circumstances. On December 22, 2022, Plaintiffs filed an amended complaint which, among other things, added claims seeking injunctive relief. On January 11, 2023, BHC and Bausch + Lomb moved to dismiss the amended complaint. Briefing was complete on February 24, 2023, and the motion to dismiss was heard on March 3, 2023. On April 3, 2023, the Court issued a decision granting in part and denying in part the motion to dismiss. In early August 2025, a settlement was reached and, on August 29, 2025, the Court issued an order staying this action pending satisfaction of certain conditions to that settlement. The case was dismissed with prejudice in January 2026.
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

Segment Revenues and Profit
Segment revenues and profits for the three months ended March 31, 2026 and 2025 were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended March 31,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Product Sales	$708	$654	$304	$266	$227	$213	$1,239	$1,133
Other Revenues	3	2	1	1	1	1	5	4
	711	656	305	267	228	214	1,244	1,137

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	271	251	78	93	133	137
Cost of other revenues	—	—	1	1	—	—
Selling, general and administrative	228	221	138	153	73	73
Research and development	10	8	22	9	13	11
Segment Profit	$202	$176	$66	$11	$9	$(7)	277	180
Corporate							(161)	(174)
Amortization of intangible assets							(57)	(67)
Other expense, net							(26)	(22)
Operating income (loss)							33	(83)
Interest income							4	3
Interest expense							(97)	(94)
Loss on extinguishment of debt							(1)	—
Foreign exchange and other							(3)	(6)
Loss before provision for income taxes							$(64)	$(180)

Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended March 31,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Pharmaceuticals	$1	$1	$265	$221	$—	$—	$266	$222
Devices	253	235	—	—	227	213	480	448
OTC	444	409	—	—	—	—	444	409
Branded and Other Generics	10	9	39	45	—	—	49	54
Other revenues	3	2	1	1	1	1	5	4
	$711	$656	$305	$267	$228	$214	$1,244	$1,137
The top ten products/franchises represented 57% and 54% of total revenues for the three months ended March 31, 2026 and 2025, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through April 29, 2026 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 18, 2026 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR+ at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025.
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 87% of the issued and outstanding common shares of Bausch + Lomb, as of April 22, 2026. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”).
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
Certain recent strategic acquisitions that we had entered into included the following:
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
Product Development
Our team of approximately 900 dedicated Research and Development (“R&D”) employees is focused on advancing our pipeline and identifying new product opportunities and we believe we have a significant innovation opportunity today. We have a robust global pipeline with projects in various stages of pre-clinical and clinical development, including new contact lenses for myopia, next-generation cataract equipment, premium IOLs, investigational treatments for dry eye, novel formulation for eye vitamins and preservative free formulation of eye drops, among others, that are designed to grow our portfolio and accelerate future growth.
Our internal R&D organization focuses on the development of products through robust bench testing that is designed to comply with international standards and through clinical trials. Certain of our key pipeline products are listed below.
Vision Care
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free was launched in the first quarter of 2025. In addition, the Company is in the process of initiating a Lumify® next generation ("Lumify

NXTTM" (formerly Lumify Luxe)) clinical study, for which a Phase 3 study met all primary and secondary endpoints and for which the New Drug Application (“NDA”) has been submitted and approval is anticipated in the first half of 2027.
•Blink® Franchise – During June 2024, we expanded our over-the-counter dry eye portfolio with the launch of Blink® NutriTears®, a clinically proven OTC supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms. In June 2025, the Company began launching Blink® Nourish and Blink® Boost lubricating eye drops in the U.S. We also recently developed a preservative-free lipid-based formulation of our Blink Triple Care® product, which began launching in 2026.
•AREDS3TM Vitamins – We have started the development of AREDS3TM, a next-generation eye vitamin formulation, in an effort to expand our eye vitamins portfolio, which began launching in 2026.
•Bioactive Lens – We are developing a new bioactive contact lens incorporating bioactive hyaluronic acid hydrogel, a novel material design for daily disposable contact lens. Internal clinical studies have been ongoing, and we have completed the first external clinical study. Additional studies are planned through 2026.
•Myopia Control Contact Lens – A multi-year study has begun for a Myopia control contact lens. We expect the U.S. registration clinical study to start in the first half of 2026.
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
•ELIOS® – In December 2024, we acquired Elios Vision, Inc. (“Elios Vision”). Elios Vision, a privately held company, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. The U.S. launch of this product is anticipated in the second half of 2026 and we expect this acquisition to then bolster the Company’s glaucoma treatment portfolio.
•SeeNovaTM – We are developing the next generation ophthalmic microsurgical system for Anterior, Posterior and Combined segment surgeries. US and EU releases are anticipated in 2028.
•SeeLyraTM – Femtosecond laser assisted cataract surgery system with integration of phaco components. CE Mark and 510k submission is anticipated in the second quarter of 2026 and approvals are anticipated by the end of 2026.
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
Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately 3% of our total revenues for both the three months ended March 31, 2026 and year ended December 31, 2025. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus. While we have been monitoring this conflict, and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Conflict in the Middle East
The conflict between Israel and Hamas began during October 2023 and expanded to include other countries and militant groups, including Iran. During February and March 2026, the conflict further escalated and the U.S. and Israel began launching ongoing missile strikes against Iran, which has launched counter strikes against various targets in the region. Our revenues attributable to the impacted regions for the three months ended March 31, 2026 and year ended December 31, 2025 were less than 2% of our total revenues in each period. Sales in Iran are covered by a general Office of Foreign Assets Control (“OFAC”) license. While we have been monitoring this conflict (including the potential macroeconomic impact of such conflict), and will continue to do so as this conflict continues to evolve, we are unable to predict the impact of this conflict on the Company’s business, both in the impacted region and generally.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.

Macroeconomic Conditions
The Company is monitoring ongoing policy changes being made by the Trump administration, including those related to existing trade agreements and the actual or threatened imposition and implementation of new tariffs and the counter-duties, counter-tariffs and/or other counter-measures threatened or implemented in response by other countries. Some of these policies have targeted countries in which we do business and some policies target the sectors in which we do business, including the recent Presidential Proclamation which imposes a one hundred percent (100%) tariff on patented pharmaceutical products and associated pharmaceutical ingredients, subject to certain exemptions for certain countries and certain companies. Given the international scope of our operations and breadth of our product portfolio, any sanctions, export controls, tariffs, trade wars and other governmental actions could have an adverse effect on our business, financial condition, cash flows and results of operations. Similarly, adverse economic and geopolitical conditions impacting our customers in these countries or uncertainty about global economic conditions or the geopolitical environment could result in purchases of our products to decline, which would adversely affect our revenues and operating results and could also cause a decline in our share price.
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
Additionally, on February 20, 2026 the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In response to the U.S. Supreme Court’s decision, new Executive Orders were announced aimed at restructuring U.S. tariff policy and exploring alternative statutory authorities under which to impose or maintain tariffs. On March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered the U.S. Customs and Border Protection (“CBP”) to liquidate (meaning calculate and finalize) and, where applicable, reliquidate, or correct, certain import entries without regard to duties imposed under the IEEPA. The CIT order provides relief for entries affected by IEEPA tariffs, and, on April 20, 2026, the CBP opened the Consolidated Administration and Processing of Entries (“CAPE”) portal to facilitate the submission and processing of IEEPA duty refund claims. We are evaluating the impact of these developments on our business, financial condition, cash flows and results of operations, however, as of the date of this filing, no amounts related to potential tariff recoveries have been recorded.
See the section entitled “Risk Factors” included in our Annual Report, for additional information on the risks associated with tariffs.
Global Minimum Corporate Tax Rate
On October 8, 2021, the Organisation for Economic Co-operation and Development (“OECD”)/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform. The Inclusive Framework plan has now been agreed to by more than 140 OECD members, including several countries which did not agree to the initial plan. Under Pillar One, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. While many countries have adopted some or all aspects of these rules, some countries have not adopted any or all of them, and many interpretive questions remain that are expected to be addressed in future guidance. On June 20, 2024, Canada enacted the Global Minimum Tax Act (“GMTA”) that adopted certain components of Pillar Two. The GMTA is generally aligned with the model rules proposed by the OECD.
The United States did not announce plans to enact the tax measures under the two-pillar plan. On January 20, 2025, the Trump administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of the G7 countries announced an agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting. In January 2026, the OECD published the “side by side” arrangement package to implement this exclusion. However, we cannot predict whether the United States will adopt any other protective measures including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar One or Pillar Two, in response to the executive order, the “side by side” arrangement described above, or otherwise. It is possible that any changes in United States. or non-U.S. tax law could have a material adverse effect on our future tax liabilities and our effective tax rate.
While many jurisdictions in which the Company operates have adopted the global minimum tax provision of Pillar Two effective for tax years beginning in January 2024, the Company has concluded that there is minimal impact to its 2026 tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects that there is risk that the impact of the global minimum tax and other changes in tax law in jurisdictions in which it operates may eventually result in an increase to its overall effective tax rate.
U.S. Legislative Changes
On July 4, 2025, President Trump signed into law H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”). The effects of this legislation for the Company include extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international). The corporate tax rate remains unchanged but bonus depreciation, domestic R&D expensing, and an adjustment to the interest deduction limitation were retroactive to January 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT) provisions. These changes are effective for taxable years after 2025. The Company continues to evaluate the impact of the enactment of the OBBBA, but has determined that, as of March 31, 2026, it should not have a material impact to the Company’s financial statements.
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
We have in the past commenced, and may in the future commence, infringement proceedings with respect to certain of our products against potential generic competitors or other potential infringers in the U.S. and elsewhere. For example, we previously commenced infringement proceedings against potential generic competitors in the U.S. with respect to our PreserVision®, Lumify® and Lotemax® SM products, all of which have now been dismissed or otherwise resolved, and we are currently involved in one ongoing infringement proceeding in the U.S. against a potential generic competitor for our Vyzulta® product. If we are not successful in these and any other such proceedings, we may face increased generic competition for these products.
In addition, the PreserVision® U.S. formulation patent expired in March 2021 and the U.S. patent covering methods of using the formulation expired in early 2026. Our revenues from PreserVision® products for 2025 and 2024 accounted for approximately 6% of our total revenues for each period. While PreserVision® and Lumify® were the subjects of certain past patent infringement proceedings and while the Company cannot predict the magnitude or timing of a LOE impact from

PreserVision® and Lumify®, as these are OTC products, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
See Note 16, “LEGAL PROCEEDINGS” to our unaudited interim Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, as well as Note 19, “LEGAL PROCEEDINGS” of our audited Consolidated Financial Statements for the year ended December 31, 2025, included in our Annual Report, for further details regarding certain of these infringement proceedings.
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
RESULTS OF OPERATIONS
Our unaudited operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Revenues
Product sales	$1,239	$1,133	$106
Other revenues	5	4	1
	1,244	1,137	107
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	482	481	1
Cost of other revenues	1	1	—
Selling, general and administrative (Note 4)	544	563	(19)
Research and development	101	86	15
Amortization of intangible assets	57	67	(10)
Other expense, net	26	22	4
	1,211	1,220	(9)
Operating income (loss)	33	(83)	116
Interest income	4	3	1
Interest expense	(97)	(94)	(3)
Loss on extinguishment of debt	(1)	—	(1)
Foreign exchange and other	(3)	(6)	3
Loss before provision for income taxes	(64)	(180)	116
Provision for income taxes	(6)	(31)	25
Net loss	(70)	(211)	141
Net income attributable to noncontrolling interest	(1)	(1)	—
Net loss attributable to Bausch + Lomb Corporation	$(71)	$(212)	$141

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenues
Our revenues are primarily generated from product sales in the therapeutic areas of eye health that consist of: (i) branded pharmaceuticals, (ii) generic pharmaceuticals, (iii) OTC vitamin and supplement products and (iv) medical devices (contact lenses, IOLs and ophthalmic surgical equipment). Other revenues include alliance and service revenue from the licensing and co-promotion of products and contract service revenue. Contract service revenue is derived primarily from contract manufacturing for third parties and is not material. See Note 17, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for the disaggregation of revenues which depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by the economic factors of each category of customer contracts.
Our revenues were $1,244 million and $1,137 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $107 million, or 9%. The increase was attributable to: (i) the favorable impact of foreign currencies of $42 million, (ii) increased net realized pricing of $38 million, primarily driven by our Vision Care and Pharmaceuticals segments, (iii) increased volumes of $29 million primarily from our Pharmaceuticals and Vision Care segments and (iv) incremental sales attributable to acquisitions of $1 million, within our Surgical segment. The increases in revenue were partially offset by the impact of divestitures and discontinuations of $3 million primarily related to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended March 31, 2026 and 2025.

	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$711	57%	$656	58%	$55	8%
Pharmaceuticals	305	25%	267	23%	38	14%
Surgical	228	18%	214	19%	14	7%
Total revenues	$1,244	100%	$1,137	100%	$107	9%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$711	$(25)	$686	$656	$30	5%
Pharmaceuticals	305	(5)	300	267	33	12%
Surgical	228	(12)	216	214	2	1%
Total	$1,244	$(42)	$1,202	$1,137	$65	6%
Vision Care Segment Revenue
The Vision Care segment revenue was $711 million and $656 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $55 million, or 8%. The increase was primarily driven by sales from our dry eye portfolio and Lumify® within our consumer eye care business and the performance of SiHy Daily lenses within our contact lens business. This increase included: (i) the favorable impact of foreign currencies of $25 million, (ii) an increase in net pricing of $18 million and (iii) an increase in volumes of $15 million, partially offset by the impact of divestitures and discontinuations of $3 million.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $305 million and $267 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $38 million, or 14%. The increase was primarily driven by: (i) the increased net sales in our branded pharmaceuticals business, driven by MIEBO® and XIIDRA® and (ii) increased sales in our international pharmaceuticals business. This increase included: (i) an increase in net pricing of $18 million, (ii) an increase in volumes of $15 million and (iii) the favorable impact of foreign currencies of $5 million.
Surgical Segment Revenue
The Surgical segment revenue was $228 million and $214 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $14 million, or 7%, primarily driven by growth in premium IOLs. This increase included: (i) the favorable impact of foreign currencies of $12 million, (ii) an increase in net realized pricing of $2 million and (iii) incremental sales from acquisitions of $1 million, partially offset by a decrease in volumes of $1 million.
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
We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$1,992	100.0%	$1,866	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	116	5.80%	106	5.70%
Returns	21	1.10%	11	0.60%
Rebates	418	21.00%	445	23.90%
Chargebacks	176	8.80%	146	7.80%
Distribution fees	22	1.10%	25	1.30%
Total provisions	753	37.80%	733	39.30%
Net product sales	1,239	62.20%	1,133	60.70%
Other revenues	5		4
Revenues	$1,244		$1,137
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 37.8% and 39.3% for the three months ended March 31, 2026 and 2025, respectively, a decrease of 1.5% percentage points, and is primarily attributable to a decline in rebates, primarily driven by XIIDRA®.
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
Cost of goods sold was $482 million and $481 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $1 million, or less than 1%. The increase was primarily driven by the unfavorable impact of foreign currencies on this expense.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $105 million and Cost of goods sold as a percentage of Product sales was 38.9% and 42.5% for the three months ended March 31, 2026 and 2025, respectively. The favorable change was primarily driven by: (i) the favorable impact of foreign currencies to revenues and (ii) product mix. Cost of goods sold as a percentage of Product sales during the three months ended March 31, 2025, were unfavorably impacted by the amortization of inventory step-up related to the acquisition of XIIDRA®, as well as the impact of the voluntary recall of certain enVista® IOL products.
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
SG&A expenses were $544 million and $563 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $19 million, or 3%. The decrease was primarily attributable to: (i) lower Business Transformation Costs, and (ii) lower advertising and promotional expense as XIIDRA® and MIEBO® have exited the launch phase, partially offset by the unfavorable impact of foreign currencies.
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

R&D expenses were $101 million and $86 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $15 million, or 17%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives, generally 1 to 17 years. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $57 million and $67 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $10 million, or 15%, primarily due to fully amortized intangible assets no longer being amortized.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the three months ended March 31, 2026 and 2025 consists of the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Restructuring, integration and separation costs	$8	$1
Gain on sale of assets	(3)	—
Litigation and other matters	7	1
Acquired in-process research and development costs	11	28
Acquisition-related costs	1	1
Acquisition-related contingent consideration	2	(9)
Other expense, net	$26	$22
Operating Income (Loss)
Operating income was $33 million for the three months ended March 31, 2026, as compared to operating loss of $83 million for the three months ended March 31, 2025, an increase in our operating results of $116 million. This increase primarily reflects the increase in revenue and gross profit, and the decline in SG&A, each as previously discussed.
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
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended March 31, 2026 and 2025.

	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$202	28%	$176	27%	$26	15%
Pharmaceuticals	66	22%	11	4%	55	500%
Surgical	9	4%	(7)	(3)%	16	229%

Vision Care Segment Profit
The Vision Care segment profit was $202 million and $176 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $26 million. The increase was primarily driven by the increase in revenue.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $66 million and $11 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $55 million. The increase was primarily driven by: (i) the increase in revenues, as previously discussed, (ii) the impact of the amortization of inventory step-up related to the acquisition of XIIDRA® during three months ended March 31, 2025 and (iii) lower advertising and promotional expense as XIIDRA® and MIEBO® have exited the launch phase.
Surgical Segment Profit
The Surgical segment profit was $9 million for the three months ended March 31, 2026, as compared to a loss of $7 million for the three months ended March 31, 2025, an increase of $16 million. The increase was primarily due to the increase in revenues, as previously discussed, and higher gross profit primarily driven by the shift to premium IOLs and the impact of the enVista® recall in 2025.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $97 million and $94 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $3 million, primarily driven by financing fees associated with the January 2026 Credit Facility Amendment, as defined below. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding our financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was a credit of $1 million for the three months ended March 31, 2026, as a result of the January 2026 Credit Facility Amendment, as defined below.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $3 million and $6 million for the three months ended March 31, 2026 and 2025, respectively.
Income Taxes
Provision for income taxes was $6 million and $31 million for the three months ended March 31, 2026 and 2025, respectively, a favorable change of $25 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional and seasonal mix of earnings and (ii) discrete tax effects of: (a) the one-time impact of the enVista® recall in the prior year, (b) a reduction of deferred tax assets resulting from the third-party sale of intellectual property ("IP") in the current year and (c) the tax effects of acquired tax intangibles and net operating losses recorded in the current year.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation was $71 million and $212 million for the three months ended March 31, 2026 and 2025, respectively, an increase in our results of $141 million and was primarily due to the increase in our operating results of $116 million and decrease in income taxes of $25 million, each as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Net cash provided by (used in) operating activities	$32	$(25)	$57
Net cash used in investing activities	(130)	(116)	(14)
Net cash (used in) provided by financing activities	(20)	31	(51)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	9	(9)
Net decrease in cash and cash equivalents and restricted cash	(118)	(101)	(17)
Cash and cash equivalents and restricted cash, beginning of period	397	316	81
Cash and cash equivalents and restricted cash, end of period	$279	$215	$64
Operating Activities
Net cash provided by operating activities was $32 million for the three months ended March 31, 2026, as compared to net cash used by operating activities of $25 million for the three months ended March 31, 2025, an increase of $57 million, and is primarily attributable to the increase in our operating results, as previously discussed.
Investing Activities
Net cash used in investing activities was $130 million and $116 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $14 million. The increase was primarily driven by a $35 million milestone payment during the three months ended March 31, 2026, after achieving an annual sales-based milestone for MIEBO®, under the terms of a December 2019 license agreement with Novaliq GmbH.
Financing Activities
Net cash used in financing activities was $20 million for the three months ended March 31, 2026, as compared to net cash provided by financing activities was $31 million for the three months ended March 31, 2025, a decrease of $51 million. The decrease is primarily attributable to $50 million in borrowings under the May 2027 Revolving Credit Facility (as defined below), during the three months ended March 31, 2025.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as needed from our June 2030 Revolving Credit Facility, and issuances of other long-term debt, additional equity and equity-linked securities. In addition, as part of our ongoing working capital management, on January 9, 2026, we entered into a financing arrangement, that permits us, subject to certain conditions, to sell certain receivables to a third-party financial institution, potentially accelerating access to cash and reducing our credit risk. As of the date of this filing, the Company sold trade receivables and received cash proceeds totaling $26 million, under this arrangement.
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

Long-term Debt
On May 10, 2022, Bausch + Lomb entered into a credit agreement (the “Original Credit Agreement”), providing for a term loan of $2,500 million (the “May 2027 Term Facility”) and a revolving credit facility of $500 million (the “May 2027 Revolving Credit Facility”).
On September 29, 2023, Bausch + Lomb entered into an incremental term loan facility in the form of an incremental amendment (the “September 2023 Credit Facility Amendment”) to the credit agreement and consisted of borrowings of $500 million in new term B loans with a five-year term to maturity (the “September 2028 Term Facility”). In addition, on September 29, 2023, Bausch + Lomb also issued $1,400 million aggregate principal amount of 8.375% Senior Secured Notes due October 2028 (the “October 2028 Secured Notes”).
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
On June 26, 2025, Bausch + Lomb entered into an incremental amendment (the “June 2025 Credit Facility Amendment”) to our credit agreement, which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “June 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “January 2031 Term Facility”). In addition, on June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At March 31, 2026, the January 2031 Secured Notes bore interest at 5.89% per annum.
The proceeds from the January 2031 Secured Notes, along with the proceeds of the January 2031 Term Facility, were used by the Company to: (i) repay in full outstanding borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 (the May 2027 Term Facility and May 2027 Incremental Term Facility) and (iii) pay related fees and expenses.
On January 2, 2026, the Company entered into a refinancing transaction amendment (the “January 2026 Credit Facility Amendment”; the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the November 2024 Credit Facility Amendment, the June 2025 Credit Facility Amendment and the January 2026 Credit Facility Amendment, the “Amended Credit Agreement”) providing for a new $2,802 million term loan facility maturing on January 15, 2031 (the “January 2031 Refinancing Term Facility” or the “Term Facilities”; the Term Facilities, together with the June 2030 Revolving Credit Facility, the “Senior Secured Credit Facilities”). The Company used the proceeds from the January 2031 Refinancing Term Facility to refinance, in full, its outstanding term loans (September 2028 Term Facility and January 2031 Term Facility).
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of March 31, 2026, the principal amounts outstanding under the January 2031 Refinancing Term Facility were $2,802 million.
As of March 31, 2026, the Company had $100 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $668 million under its June 2030 Revolving Credit Facility. The stated rate of interest for borrowings under the Revolving Credit Facility at March 31, 2026 ranges from 6.42% to 6.43% per annum. Subsequent to March 31, 2026, the Company borrowed, net of repayments an additional $50 million under its June 2030 Revolving Credit Facility, for general corporate purposes.
Borrowings under the June 2030 Revolving Credit Facility in: (i) U.S. dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term SOFR-based rate or (b) a U.S. dollar base rate, (ii) Canadian dollars bear interest at a rate per annum equal to, at Bausch + Lomb’s option, either: (a) a term CORRA-based rate or (b) a Canadian dollar prime rate, (iii) euros bear interest at a rate per annum equal to EURIBOR and (iv) pounds sterling bear interest at a rate per annum equal to SONIA, in each case, plus an applicable margin. The applicable interest rate margins for borrowings under the June 2030 Revolving Credit Facility are between 0.75% to 1.75% with respect to U.S. dollar base rate or Canadian dollar prime rate borrowings and between 1.75% to 2.75% with respect to SOFR, CORRA, EURIBOR or SONIA borrowings based on Bausch + Lomb’s total net leverage ratio. In addition, Bausch + Lomb is required to pay commitment fees of 0.25%

per annum in respect of the unutilized commitments under the June 2030 Revolving Credit Facility, payable quarterly in arrears. Bausch + Lomb is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR borrowings under the June 2030 Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit and agency fees.
Borrowings under the January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The stated rate of interest under the January 2031 Refinancing Term Facility at March 31, 2026 was 7.42% per annum.
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
The amortization rate for the January 2031 Refinancing Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments, with the first installment to be paid on June 30, 2026. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of March 31, 2026, the remaining mandatory quarterly amortization payments for the January 2031 Refinancing Term Facility were $133 million through December 2030, with the remaining term loan balance being due in January 2031.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of March 31, 2026 and December 31, 2025 was 7.43% and 7.70%, respectively.
Credit Ratings
As of the date of this filing, April 29, 2026, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
In addition to our working capital requirements, as of the date of this filing, April 29, 2026, we expect our primary cash requirements for the period April 1, 2026 through December 31, 2026 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $325 million and mandatory debt amortization payments of $21 million for the period April 1, 2026 through December 31, 2026 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our June 2030 Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations” included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $185 million for property, plant and equipment for the period April 1, 2026 through December 31, 2026.
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
Future Licensing Payments
In the ordinary course of business, we may enter into select licensing and collaborative agreements for the commercialization and/or development of unique products. In connection with these agreements, the Company may pay an upfront fee to secure the agreement and be subject to potential future milestone payments. See Note 20, “COMMITMENTS AND CONTINGENCIES” to our audited Consolidated Financial Statements for the year ended December 31, 2025, included in our Annual Report.
OUTSTANDING SHARE DATA
Our common shares are listed on the TSX and the NYSE under the ticker symbol “BLCO”.
At April 22, 2026, we had 356,536,358 issued and outstanding common shares. In addition, as of April 22, 2026, we had outstanding approximately 9,900,000 stock options and 7,600,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 6,200,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 15,000,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated results from completed acquisitions; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for the remainder of 2026 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement and in the indentures governing our October 2028 Secured Notes, the January 2026 Credit Facility Amendment and January 2031 Secured Notes; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2026 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the conflict between Russia and Ukraine and from the conflict with Iran by the U.S and Israel and the related unrest in the Middle East region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•adverse economic conditions and other macroeconomic factors over which we have no or limited control, including heightened inflation and interest rates, slower growth or a potential recession, and foreign currency rates, which could adversely impact our revenues, expenses and resulting margins;
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
•ongoing or potential future litigation, claims, challenges and/or regulatory investigations challenging or otherwise relating to the B+L IPO and the proposed Separation from BHC and the costs, expenses, use of resources, diversion of management time and efforts, liability and damages that may result therefrom;
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
•risks associated with the conflict between the U.S. and Israel and Iran and Iran-backed militant groups and the related unrest in the Middle East region and the potential impact on our operations, sale of products and revenues in this region, as well as the potential macroeconomic impact of such conflict and related unrest (including fuel prices), which could adversely impact our operations, revenues, expenses and resulting margins;
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
•interruptions, breakdowns or breaches in our information technology systems; and
•risks in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) and the Canadian Securities Administrators (the “CSA”) on February 18, 2026 and risks detailed from time to time in our other filings with the SEC and the CSA, as well as our ability to anticipate and manage the risks associated with the foregoing.
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 18, 2026, under Item 1A. “Risk Factors” and in the Company’s other filings with the SEC and the CSA. When relying on our forward-looking statements to make decisions with respect to the Company, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. These forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any of these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect actual outcomes, except as required by law. We caution that, as it is not possible to predict or identify all relevant factors that may impact forward-looking statements, the foregoing list of important factors that may affect future results is not exhaustive and should not be considered a complete statement of all potential risks and uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's assessment of its sensitivity to market risks that affect the disclosures presented in the section entitled “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 18, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended March 31, 2026.
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
10.1
Fourth Amendment to Credit and Guaranty Agreement by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto and other persons party thereto and JPMorgan Chase Bank, N.A., dated as of January 2, 2026, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on January 2, 2026, which is incorporated by reference herein.

10.2*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Adjusted EBITDA) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.3*	Form of CEO Share Unit Award Agreement (Performance Restricted Share Units – Adjusted EBITDA) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.4*	Form of Matching Restricted Share Unit Award Agreement (Matching Share Program Units for Non-Employee Directors) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch + Lomb Corporation (Registrant)

Date:	April 29, 2026	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	April 29, 2026	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1
Fourth Amendment to Credit and Guaranty Agreement by and among Bausch + Lomb Corporation, certain subsidiaries of Bausch + Lomb Corporation as subsidiary guarantors, the lenders party thereto and other persons party thereto and JPMorgan Chase Bank, N.A., dated as of January 2, 2026, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on January 2, 2026, which is incorporated by reference herein.

10.2*	Form of Share Unit Award Agreement (Performance Restricted Share Units – Adjusted EBITDA) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.3*	Form of CEO Share Unit Award Agreement (Performance Restricted Share Units – Adjusted EBITDA) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
10.4*	Form of Matching Restricted Share Unit Award Agreement (Matching Share Program Units for Non-Employee Directors) under the Bausch + Lomb Corporation 2022 Omnibus Incentive Plan. ††
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.
†† Management contract or compensatory plan or arrangement