Form 10-Q
period 2026-06-30
Bausch & Lomb Corp
filed 2026-07-29
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 357,165,246 shares outstanding as of July 22, 2026.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Form 10-Q”) to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of June 30, 2026.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated results from completed acquisitions; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for the remainder of 2026 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions and the Company’s ability to recover any tariffs that are eligible for refund claims and the impact that any such tariff recoveries may have on the Company’s business, financial condition, cash flows and results of operations; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement (as defined below), and in the indentures governing our October 2028 Secured Notes (as defined below), the January 2026 Credit Facility Amendment (as defined below) and January 2031 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2026 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the conflict between Russia and Ukraine; the anticipated impact from the conflict involving Iran, by the U.S and Israel and the related unrest in the Middle East region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•risks associated with the actions the Company has taken or may take in response to tariffs, counter-tariffs and other trade restrictions in order to help mitigate their impact on the Company and its business, results of operations and financial condition (including the Company’s ability to recover any tariffs that may be eligible for refund claims), including the risk that such actions may not be successful in mitigating the impact in the manner anticipated or at all and the costs and other risks that may be incurred in taking such actions. There can be no assurance that any such actions will be successful in mitigating the impact of the applicable tariffs, counter-tariffs or other trade restrictions;
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
•political and economic instability and other ongoing uncertainties as a result of unrest, instability or changes in geopolitical conditions, including military or political conflicts, in or impacting the countries in which we do business;
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
•risks associated with the conflict between the U.S. and Israel and Iran and Iran-backed militant groups and the related unrest in the Middle East region, and the potential impact on our operations, sale of products and revenues in this region, as well as the potential macroeconomic impact of such conflict and related unrest (including fuel prices), which could adversely impact our operations, revenues, expenses and resulting margins;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$367	$383
Restricted cash	11	14
Trade receivables, net	1,160	1,221
Inventories, net	999	976
Prepaid expenses and other current assets (Note 4)	385	383
Total current assets	2,922	2,977
Property, plant and equipment, net	1,799	1,762
Intangible assets, net	3,169	3,281
Goodwill	4,723	4,758
Deferred tax assets, net	952	934
Other non-current assets (Note 4)	294	310
Total assets	$13,859	$14,022
Liabilities
Current liabilities:
Accounts payable (Note 4)	$426	$388
Accrued and other current liabilities	1,421	1,493
Current portion of long-term debt and other financial liabilities	43	39
Total current liabilities	1,890	1,920
Deferred tax liabilities, net	18	19
Other non-current liabilities	435	521
Long-term debt and other financial liabilities	5,072	5,043
Total liabilities	7,415	7,503
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, unlimited shares authorized, 357,057,005 and 354,209,319 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	8,610	8,563
Accumulated deficit	(1,016)	(931)
Accumulated other comprehensive loss	(1,218)	(1,184)
Total Bausch + Lomb Corporation shareholders’ equity	6,376	6,448
Noncontrolling interest	68	71
Total equity	6,444	6,519
Total liabilities and equity	$13,859	$14,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Product sales	$1,389	$1,272	$2,628	$2,405
Other revenues	5	6	10	10
	1,394	1,278	2,638	2,415
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	527	523	1,009	1,004
Cost of other revenues	—	2	1	3
Selling, general and administrative (Note 4)	588	579	1,132	1,142
Research and development	114	96	215	182
Amortization of intangible assets	57	67	114	134
Other expense, net	25	22	51	44
	1,311	1,289	2,522	2,509
Operating income (loss)	83	(11)	116	(94)
Interest income	4	3	8	6
Interest expense	(93)	(128)	(190)	(222)
Loss on extinguishment of debt	—	(9)	(1)	(9)
Foreign exchange and other	(5)	(2)	(8)	(8)
Loss before provision for income taxes	(11)	(147)	(75)	(327)
Benefit from (provision for) income taxes	1	89	(5)	58
Net loss	(10)	(58)	(80)	(269)
Net income attributable to noncontrolling interest	(4)	(4)	(5)	(5)
Net loss attributable to Bausch + Lomb Corporation	$(14)	$(62)	$(85)	$(274)

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(0.04)	$(0.18)	$(0.24)	$(0.78)

Basic weighted-average common shares	357.1	353.7	356.2	353.3

Diluted weighted-average common shares	357.1	353.7	356.2	353.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(10)	$(58)	$(80)	$(269)
Other comprehensive income
Foreign currency translation adjustment	(18)	114	(32)	195
Other comprehensive (loss) income	(18)	114	(32)	195
Comprehensive (loss) income	(28)	56	(112)	(74)
Comprehensive income attributable to noncontrolling interest	(5)	(5)	(7)	(6)
Comprehensive (loss) income attributable to Bausch + Lomb Corporation	$(33)	$51	$(119)	$(80)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended June 30, 2026
Balances, April 1, 2026	356.4	$—	$8,580	$(1,002)	$(1,199)	$6,379	$73	$6,452
Common shares issued under share-based compensation plans	0.7	—	—	—	—	—	—	—
Share-based compensation	—	—	38	—	—	38	—	38
Employee withholding taxes related to share-based awards	—	—	(8)	—	—	(8)	—	(8)
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(14)	—	(14)	4	(10)
Other comprehensive (loss) income	—	—	—	—	(19)	(19)	1	(18)
Balances, June 30, 2026	357.1	$—	$8,610	$(1,016)	$(1,218)	$6,376	$68	$6,444

	Three Months Ended June 30, 2025
Balances, April 1, 2025	353.4	$—	$8,448	$(783)	$(1,304)	$6,361	$72	$6,433
Common shares issued under share-based compensation plans	0.4	—	—	—	—	—	—	—
Share-based compensation	—	—	30	—	—	30	—	30
Employee withholding taxes related to share-based awards	—	—	(2)	—	—	(2)	—	(2)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(62)	—	(62)	4	(58)
Other comprehensive income	—	—	—	—	113	113	1	114
Balances, June 30, 2025	353.8	$—	$8,476	$(845)	$(1,191)	$6,440	$68	$6,508

	Six Months Ended June 30, 2026
Balances, January 1, 2026	354.2	$—	$8,563	$(931)	$(1,184)	$6,448	$71	$6,519
Common shares issued under share-based compensation plans	2.9	—	2	—	—	2	—	2
Share-based compensation	—	—	72	—	—	72	—	72
Employee withholding taxes related to share-based awards	—	—	(27)	—	—	(27)	—	(27)
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(85)	—	(85)	5	(80)
Other comprehensive (loss) income	—	—	—	—	(34)	(34)	2	(32)
Balances, June 30, 2026	357.1	$—	$8,610	$(1,016)	$(1,218)	$6,376	$68	$6,444

	Six Months Ended June 30, 2025
Balances, January 1, 2025	352.4	$—	$8,429	$(571)	$(1,385)	$6,473	$71	$6,544
Common shares issued under share-based compensation plans	1.4	—	—	—	—	—	—	—
Share-based compensation	—	—	58	—	—	58	—	58
Employee withholding taxes related to share-based awards	—	—	(11)	—	—	(11)	—	(11)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(274)	—	(274)	5	(269)
Other comprehensive income	—	—	—	—	194	194	1	195
Balances, June 30, 2025	353.8	$—	$8,476	$(845)	$(1,191)	$6,440	$68	$6,508
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(80)	$(269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	203	213
Amortization and write-off of debt premiums, discounts and issuance costs	7	10
Asset impairments	9	—
Acquisition-related contingent consideration	4	(27)
Allowances for losses on trade receivables and inventories	24	20
Deferred income taxes	(33)	(91)
Gain on sale of assets	(3)	—
Additions of accrued legal settlements	5	6
Share-based compensation	72	58
Foreign exchange loss	10	5
Gain excluded from hedge effectiveness	(4)	(6)
Loss on extinguishment of debt	1	9
Amortization of inventory step-up resulting from acquisitions	—	42
Other	(3)	(8)
Changes in operating assets and liabilities:
Trade receivables	55	(4)
Inventories	(58)	(10)
Prepaid expenses and other current assets	(25)	(12)
Accounts payable, accrued and other liabilities	1	74
Net cash provided by operating activities	185	10
Cash Flows From Investing Activities
Acquisitions and other investments	(53)	(13)
Purchases of property, plant and equipment	(171)	(199)
Purchases of marketable securities	(6)	(5)
Proceeds from sale of marketable securities	5	5
Proceeds from sale of assets and businesses, net of costs to sell	3	—
Interest settlements from cross-currency swaps	5	6
Net cash used in investing activities	(217)	(206)
Cash Flows From Financing Activities
Issuance of debt, net of discounts, and other financial liabilities	2,886	3,221
Repayments of debt and other financial liabilities	(2,840)	(3,070)
Payment of employee withholding taxes related to share-based awards	(27)	(11)
Proceeds from exercise of stock options	2	—
Payments of financing costs	—	(10)
Payments of noncontrolling interest distributions	(7)	(9)
Net cash provided by financing activities	14	121
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	31
Net decrease in cash and cash equivalents and restricted cash	(19)	(44)
Cash and cash equivalents and restricted cash, beginning of period	397	316
Cash and cash equivalents and restricted cash, end of period	$378	$272

Non-cash Investing Activities
Accrued purchases of property, plant and equipment	$29	$43
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.DESCRIPTION OF BUSINESS
Overview
Bausch + Lomb Corporation (“Bausch + Lomb” or the “Company”) is a leading global eye health company dedicated to protecting and enhancing the gift of sight for millions of people around the world – from the moment of birth through every phase of life. The Company operates in three reportable segments: (i) Vision Care segment which includes both a contact lens business and a consumer eye care business that consists of contact lens care products, over-the-counter (“OTC”) eye drops and eye vitamins, (ii) Pharmaceuticals segment which consists of a broad line of proprietary and generic pharmaceutical products for post-operative treatments and treatments for a number of eye conditions, such as glaucoma, eye inflammation, ocular hypertension, dry eyes and retinal diseases and (iii) Surgical segment which consists of medical device equipment, consumables, instruments and technologies for the treatment of cataracts, corneal and vitreous and retinal and refractive eye conditions, which includes intraocular lenses (“IOLs”) and delivery systems, phacoemulsification equipment, lasers and other surgical instruments and devices necessary for ophthalmic surgery. See Note 17, “SEGMENT INFORMATION” for additional information regarding these reportable segments.
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC directly or indirectly holding 310,449,643 Bausch + Lomb common shares, which represents approximately 87% of the issued and outstanding common shares of Bausch + Lomb, as of July 22, 2026. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022.
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
Adoption of New Accounting Standards
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance for estimating credit losses under the current expected credit losses (CECL) model for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606. As of January 1, 2026, the Company has adopted this ASU on a prospective-basis, and it did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Standards, Not Adopted as of June 30, 2026
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
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

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2026	$120	$79	$582	$60	$35	$876
Current period provision	244	44	874	358	41	1,561
Payments and credits	(254)	(41)	(931)	(354)	(42)	(1,622)
Reserve balance, June 30, 2026	$110	$82	$525	$64	$34	$815
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $40 million and $26 million as of June 30, 2026 and January 1, 2026, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets.

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
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer credit worthiness, value of collaterals (if any), and any relevant current economic factors. Additionally, the Company generally estimates the expected credit loss on a pooled basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses.
The activity in the allowance for credit losses for trade receivables for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Balance, beginning of period	$17	$18
Provision	2	3
Write-offs	(1)	(7)
Foreign exchange and other	—	1
Balance, end of period	$18	$15

4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of July 22, 2026, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 87% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $7 million and $14 million as of June 30, 2026 and December 31, 2025, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $8 million as of both June 30, 2026 and December 31, 2025, of which $1 million are included within Prepaid expenses and other current assets and $7 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of both June 30, 2026 and December 31, 2025. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
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
Charges incurred related to the above agreements were $4 million for the six months ended June 30, 2026 and 2025 and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

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
The valuation of the assets acquired and liabilities assumed, as part of this acquisition, has not yet been finalized as of June 30, 2026. The Company will finalize these amounts no later than one year from the acquisition date.
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
Acquisition of Whitecap Biosciences
On January 3, 2025, the Company, through its affiliate, acquired Whitecap Biosciences, LLC, (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The Company accounted for the transaction as an asset acquisition and during 2025, the Company expensed the upfront payment of approximately $28 million as acquired in-process research development costs, as included within Other expense on the Condensed Consolidated Statements of Operations. In July 2026, the Company announced that the Phase 2 study regarding Whitecap Biosciences' glaucoma neuroprotective candidate did not meet its primary endpoint and, as such, the Company will no longer advance this program, and, instead, will now focus on (in respect of Whitecap Biosciences) developing the first small-molecule sustained-release implant for geographic atrophy.
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

	June 30, 2026				December 31, 2025
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$59	$50	$9	$—	$62	$50	$12	$—
Liabilities:
Acquisition-related contingent consideration	$102	$—	$—	$102	$96	$—	$—	$96
Foreign currency exchange contracts	$1	$—	$1	$—	$2	$—	$2	$—
Cross-currency swaps	$133	$—	$133	$—	$153	$—	$153	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the six months ended June 30, 2026 and 2025.
Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of June 30, 2026, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets are as follows:

(in millions)	June 30, 2026	December 31, 2025
Other non-current liabilities	$136	$158
Prepaid expenses and other current assets	$3	$5
Net fair value	$133	$153
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gain (loss) recognized in Other comprehensive (loss) income	$2	$(92)	$22	$(128)
Gain excluded from assessment of hedge effectiveness	$1	$3	$4	$6
Location of gain of excluded component	Interest expense		Interest expense
No portion of the cross-currency swaps were ineffective for the six months ended June 30, 2026 and 2025. The Company received $5 million and $6 million in interest settlements for the six months ended June 30, 2026 and 2025, respectively, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company’s intercompany balances. As of June 30, 2026, these contracts had an aggregate notional amount of $242 million.

The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 are as follows:

(in millions)	June 30, 2026	December 31, 2025
Accrued and other current liabilities	$1	$2
Prepaid expenses and other current assets	$—	$—
Net fair value	$1	$2
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gain (loss) related to changes in fair value	$1	$(3)	$1	$(7)
Loss related to settlements	$(3)	$(3)	$(5)	$(7)
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At June 30, 2026, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 9% to 16%, and a weighted average risk-adjusted discount rate of 9%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at June 30, 2026.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025:

(in millions)	2026		2025
Balance, as of January 1,		$96		$123
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$6		$7
Fair value adjustments due to changes in estimates of future payments	(2)		(34)
Acquisition-related contingent consideration adjustments		4		(27)
Additions		2		—
Balance, as of June 30,		102		96
Current portion included in Accrued and other current liabilities		44		4
Non-current portion		$58		$92
Fair Value of Long-term Debt
The fair value of long-term debt as of June 30, 2026 and December 31, 2025 was $5,181 million and $5,201 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).

7.INVENTORIES
Inventories, net consist of:

(in millions)	June 30, 2026	December 31, 2025
Raw materials	$258	$243
Work in process	91	98
Finished goods	650	635
	$999	$976
8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,386	$(3,114)	$1,272	$4,441	$(3,064)	$1,377
Corporate brands	103	(31)	72	102	(26)	76
Product rights/patents	998	(988)	10	999	(988)	11
Other	87	(70)	17	87	(68)	19
Total finite-lived intangible assets	5,574	(4,203)	1,371	5,629	(4,146)	1,483
Acquired in-process research and development intangible asset	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$7,372	$(4,203)	$3,169	$7,427	$(4,146)	$3,281
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
Asset impairments during the six months ended June 30, 2026 were approximately $9 million related to a change in a product's future forecasted revenue. There were no asset impairments during the six months ended June 30, 2025.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2026 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Amortization	$113	$223	$222	$217	$215	$213	$168	$1,371

Goodwill
The changes in the carrying amounts of goodwill during the six months ended June 30, 2026 and the year ended December 31, 2025 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2025	$3,529	$644	$350	$4,523
Acquisitions (Note 5)	—	—	97	97
Foreign exchange and other	26	100	12	138
Balance, December 31, 2025	3,555	744	459	4,758
Acquisitions	4	—	—	4
Foreign exchange and other	(11)	(24)	(4)	(39)
Balance, June 30, 2026	$3,548	$720	$455	$4,723
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
June 30, 2026 Interim Assessment
No events occurred or circumstances changed during the period from October 1, 2025 (the last time goodwill was tested for all reporting units) through June 30, 2026 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through June 30, 2026.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	June 30, 2026	December 31, 2025
Product Rebates	$485	$556
Employee Compensation and Benefit Costs	252	250
Product Returns	82	79
Advertising and Promotion Costs	65	51
Other	537	557
	$1,421	$1,493
As of December 31, 2025, included within Other, in the table above, was the accrual of a $35 million sales-based milestone, related to MIEBO®, which was paid during the six months ended June 30, 2026.

10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		June 30, 2026		December 31, 2025
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities
September 2028 Term Facility	September 2028	$—	$—	$489	$483
June 2030 Revolving Credit Facility	June 2030	150	150	100	100
January 2031 Term Facility	January 2031	—	—	2,313	2,282
January 2031 Refinancing Term Facility	January 2031	2,795	2,763	—	—
Senior Secured Notes
October 2028 Secured Notes	October 2028	1,400	1,389	1,400	1,387
January 2031 Secured Notes	January 2031	771	761	793	782
Other	Various	12	14	12	14
Total long-term debt		$5,128	5,077	$5,107	5,048
Less: Current portion of long-term debt			28		28
Non-current portion of long-term debt			$5,049		$5,020
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
On June 26, 2025, Bausch + Lomb entered into an incremental amendment (the “June 2025 Credit Facility Amendment”) to our credit agreement, which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “June 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “January 2031 Term Facility”). In addition, on June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At June 30, 2026, the January 2031 Secured Notes bore interest at 6.08% per annum.
The proceeds from the January 2031 Secured Notes, along with the proceeds of the January 2031 Term Facility, were used by the Company to: (i) repay in full outstanding borrowings under the May 2027 Revolving Credit Facility, (ii) refinance, in full, its outstanding term loans due 2027 (the May 2027 Term Facility and May 2027 Incremental Term Facility) and (iii) pay related fees and expenses.

On January 2, 2026, the Company entered into a refinancing transaction amendment (the “January 2026 Credit Facility Amendment”; the Original Credit Agreement, as amended by the September 2023 Credit Facility Amendment, the November 2024 Credit Facility Amendment, the June 2025 Credit Facility Amendment and the January 2026 Credit Facility Amendment, the “Amended Credit Agreement”) providing for a new $2,802 million term loan facility maturing on January 15, 2031 (the “January 2031 Refinancing Term Facility” or the “Term Facilities”; the Term Facilities, together with the June 2030 Revolving Credit Facility, the “Senior Secured Credit Facilities”). The Company used the proceeds from the January 2031 Refinancing Term Facility to refinance, in full, its outstanding term loans (the September 2028 Term Facility and January 2031 Term Facility).
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2026, the principal amounts outstanding under the January 2031 Refinancing Term Facility were $2,795 million.
As of June 30, 2026, the Company had $150 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $618 million under its June 2030 Revolving Credit Facility. The stated rate of interest for borrowings under the Revolving Credit Facility at June 30, 2026 ranges from 6.36% to 6.40% per annum.
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
Borrowings under the January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The stated rate of interest under the January 2031 Refinancing Term Facility at June 30, 2026 was 7.39% per annum.
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
The amortization rate for the January 2031 Refinancing Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments, with the first installment paid on June 30, 2026. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2026, the remaining mandatory quarterly amortization payments for the January 2031 Refinancing Term Facility were $126 million through December 2030, with the remaining term loan balance being due in January 2031.
See Note 10, “FINANCING ARRANGEMENTS” in the Annual Report for additional information regarding the Company’s Senior Secured Credit Facilities and Notes.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2026 and December 31, 2025 was 7.43% and 7.70%, respectively.
Loss on Extinguishment of Debt

In connection with the January 2026 Credit Facility Amendment, the Company incurred a loss on extinguishment of debt of approximately $1 million, representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.
Maturities and Mandatory Payments
As of June 30, 2026, maturities and mandatory payments of debt obligations for the remainder of 2026, five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2026	$14
2027	28
2028	1,440
2029	28
2030	178
2031	3,440
Thereafter	—
Total gross maturities	5,128
Unamortized discounts	(51)
Total long-term debt and other	$5,077
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
As of June 30, 2026, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Condensed Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
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

During the six months ended June 30, 2026, the Company received cash proceeds of $26 million from the sales of receivables under this financing arrangement. As of June 30, 2026, these receivables were collected and remitted to the financial institution. The costs related to these transactions were not material.
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
Share-based awards granted to senior management align with the Company’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return (“TSR”) (the “TSR PSUs”), (ii) attainment of certain performance targets that are based on the Company’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”), (iii) outperformance of performance goals, based on the level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) relative TSR metric (if applicable) and (iv) attainment of certain performance targets (measured for fiscal year 2028) that are based on the Company’s adjusted earnings before interest, taxes, depreciation and amortization, as further defined in the applicable award agreement (the “Adjusted EBITDA PSUs”). If the Company’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum.
Approximately 6,900,000 common shares were available for future grants as of June 30, 2026. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Stock options	$2	$4	$5	$7
PSUs/RSUs	36	26	67	51
Share-based compensation expense	$38	$30	$72	$58

Research and development expenses	$4	$2	$7	$4
Selling, general and administrative expenses	34	28	65	54
Share-based compensation expense	$38	$30	$72	$58

Share-based awards granted for the six months ended June 30, 2026 and 2025 consist of:

	Six Months Ended June 30,
	2026	2025
Stock options
Granted	—	1,374,000
Weighted-average exercise price	$—	$15.86
Weighted-average grant date fair value	$—	$4.66
RSUs
Granted	3,563,000	3,668,000
Weighted-average grant date fair value	$18.23	$15.45
TSR PSUs
Granted	416,000	388,000
Weighted-average grant date fair value	$18.51	$15.86
Organic Revenue Growth PSUs
Granted	892,000	753,000
Weighted-average grant date fair value	$17.47	$15.98
Adjusted EBITDA PSUs
Granted	416,000	—
Weighted-average grant date fair value	$18.51	$—
As of June 30, 2026, the remaining unrecognized compensation expenses related to all outstanding non-vested stock options, time-based RSUs and PSUs amounted to $171 million, which will be amortized over a weighted-average period of 1.70 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	June 30, 2026	December 31, 2025
Foreign currency translation adjustment	$(1,197)	$(1,163)
Pension adjustment, net of tax	(21)	(21)
	$(1,218)	$(1,184)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.

13.OTHER EXPENSE, NET
Other expense, net for the three and six months ended June 30, 2026 and 2025 consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Asset impairments	$9	$—	$9	$—
Restructuring, integration and separation costs	4	31	12	32
Gain on sale of assets	—	—	(3)	—
Litigation and other matters	5	6	12	7
Acquired in-process research and development costs	5	1	16	29
Acquisition-related costs	—	2	1	3
Acquisition-related contingent consideration	2	(18)	4	(27)
Other expense, net	$25	$22	$51	$44
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs include expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring, integration and separation costs for the six months ended June 30, 2026 and 2025 were $12 million and $32 million, respectively, and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
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
Provision for income taxes for the six months ended June 30, 2026 was $5 million. The difference between the statutory tax rate and the effective tax rate is primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) a reduction of deferred tax assets resulting from a third-party sale of Intellectual Property ("IP"), (b) the tax effects of acquired tax intangibles and net operating losses, (c) a benefit related to a favorable settlement in a foreign jurisdiction, (d) the filing of certain tax returns and (e) a one-time tax assessment of a foreign subsidiary. Benefit from income taxes for the six months ended June 30, 2025 was $58 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) a benefit for previously accrued taxes that settled favorably with the Internal Revenue Service, (b) the impact of the voluntary recall of certain enVista IOL products, (c) the filing of certain tax returns and (d) a change in the deduction for stock compensation.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $252 million and $212 million as of June 30, 2026 and December 31, 2025, respectively. The increase is related to: (a) losses incurred during the six months ended June 30, 2026 in jurisdictions for which the Company has established a full valuation allowance and (b) a valuation allowance established on a capital loss from the sale of IP, referenced above, that the Company does not anticipate using in the future.
The Company’s U.S. affiliates remain under examination for various federal and state tax audits in the United States for years 2017 through 2024.
Bausch + Lomb in Canada is under examination for the 2023 tax year.
The Company's subsidiaries in Germany are under audit for tax years 2017 through 2019. The Company received a preliminary assessment from the German taxing authority that would disallow certain trade tax and transfer pricing adjustments. The Company will contest this proposed tax deficiency through the appropriate appeals process, and if necessary, through appropriate litigation. Based on the current information available, the Company believes any exposure would not be material to its consolidated financial statements. Accordingly, no additional income tax provision has been recorded as of June 30, 2026.
The Company's subsidiaries in France are under audit for tax years 2023 through 2025.
As of June 30, 2026 and December 31, 2025, the Company had unrecognized tax benefits of $59 million and $71 million, respectively, which included interest and penalties of $10 million and $12 million, respectively. Of the total unrecognized tax benefits as of June 30, 2026, $50 million would reduce the Company’s effective tax rate, if recognized.
15.LOSS PER SHARE
Loss per share attributable to Bausch + Lomb Corporation for the three and six months ended June 30, 2026 and 2025 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net loss attributable to Bausch + Lomb Corporation	$(14)	$(62)	$(85)	$(274)
Basic weighted-average common shares outstanding	357.1	353.7	356.2	353.3
Diluted effect of stock options and RSUs	—	—	—	—
Diluted weighted-average common shares outstanding	357.1	353.7	356.2	353.3

Basic and diluted loss per share attributable to Bausch + Lomb Corporation	$(0.04)	$(0.18)	$(0.24)	$(0.78)
During the three and six months ended June 30, 2026 and 2025, all potential common shares issuable for RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 3,045,000 and 4,076,000 common shares for the three and six months ended June 30, 2026, respectively. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 1,758,000 and 2,499,000 common shares for the three and six months ended June 30, 2025, respectively.
During the three and six months ended June 30, 2026, RSUs, PSUs and stock options to purchase approximately 12,710,000 and 12,577,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and six months ended June 30, 2026, an additional 3,082,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
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
On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of June 30, 2026, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $13 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market price or value of its common shares and/or debt securities to decline.

Antitrust
Generic Pricing Antitrust Litigation
BHC and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). Bausch + Lomb Corporation had been named as a defendant in the MDL in one complaint, but this complaint has been amended to remove Bausch + Lomb Corporation and, as a result, Bausch + Lomb Corporation is no longer a party to the MDL. The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants, has been remanded to and is pending in the U.S. District Court for the District of Connecticut. Bausch Health US and Bausch Health Americas reached an agreement to settle the Connecticut case, which received final court approval, and have been dismissed from the case with prejudice. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and these cases will be defended vigorously.
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
Product Liability
Shower to Shower® Products Liability Litigation
Since 2016, BHC and its affiliates, including Bausch + Lomb, have been named in a number of product liability lawsuits involving the Shower to Shower® body powder product acquired in September 2012 from Johnson & Johnson; due to dismissals, twenty-one (21) of such product liability suits currently remain pending. In three (3) cases pending in the Atlantic County, New Jersey Multi-County Litigation, agreed stipulations of dismissal have been entered by the Court, thus dismissing the Company from those cases. One (1) case was also recently dismissed with prejudice in its entirety for failure of plaintiff to comply with court orders requiring plaintiff fact sheets. Four (4) cases in the federal Multidistrict Litigation have been dismissed for failure to comply with orders requiring Plaintiff Profile Forms and/or for failure to produce evidence of a diagnosis of gynecologic ovarian cancer. Potential liability (including its attorneys’ fees and costs) arising out of these remaining suits is subject to full indemnification obligations of Johnson & Johnson owed to BHC and its affiliates, including Bausch + Lomb, and legal fees and costs will be paid by Johnson & Johnson. Twenty (20) of these lawsuits filed by individual plaintiffs allege that the use of Shower to Shower® caused the plaintiffs to develop ovarian cancer, mesothelioma or breast cancer. The allegations in these cases include failure to warn, design defect, manufacturing defect, negligence, gross negligence, breach of express and implied warranties, civil conspiracy concert in action, negligent misrepresentation, wrongful death, loss of consortium and/or punitive damages. The damages sought include compensatory damages, including medical expenses, lost wages or earning capacity, loss of consortium and/or compensation for pain and suffering, mental anguish anxiety and discomfort, physical impairment and loss of enjoyment of life. Plaintiffs also seek pre- and post-judgment interest, exemplary and punitive damages, and attorneys’ fees. Additionally, two proposed class actions were filed in Canada against BHC and various Johnson & Johnson entities (one in the Supreme Court of British Columbia and one in the Superior Court of Quebec), on behalf of persons who have purchased or used Johnson & Johnson’s Baby Powder or Shower to Shower®. The class actions allege the use of the product increases certain health risks (British Columbia) or negligence in failing to properly test, failing to warn of health risks, and failing to remove the products from the market in a timely manner (Quebec). The plaintiffs in these actions are seeking awards of general, special, compensatory and punitive damages. On November 17, 2020, the British Columbia court issued a judgment declining to certify a class as to BHC or Shower to Shower®, and at this time no appeal of that judgment has been filed. On December 16, 2021, the plaintiff in the British Columbia class action filed a Second Amended Notice of Civil Claim and Application for Certification, removing BHC as a defendant; as a result, the British Columbia class action is concluded as to BHC.
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
General Civil Actions
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas’ motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, Bausch Health Americas filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health America’s motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and Bausch Health Americas filed its reply brief on September 13, 2024. The Appellate Division heard oral argument on November 7, 2024. On December 5, 2024, the Appellate Division denied Bausch Health Americas’ appeal as to Doctors Allergy’s second cause of action (breach of contract) and Bausch Health Americas’ counterclaims, but it granted the appeal as to Doctors Allergy’s third cause of action (breach of the implied duty of good faith and fair dealing) and dismissed that claim. On December 13, 2024, the Appellate Division remitted this action back to the trial court and on April 20, 2026, jury selection began. On May 8, 2026, the jury returned a split verdict on various causes of action, ultimately awarding a monetary judgment in favor of Doctors Allergy. On June 1, 2026, Bausch Health Americas submitted its motion for judgment notwithstanding the verdict, which is now fully briefed and remains pending. Bausch Health Americas continues to dispute the claims against it and this lawsuit will be defended vigorously.
Intellectual Property Matters
In addition to the completed intellectual property matters described below respecting Lumify® drops, in connection with the Vyzulta® and Lotemax® SM products, the Company previously commenced infringement proceedings against potential generic competitors in the U.S. In connection with Vyzulta®, three matters have been resolved and dismissed. In connection with Lotemax® SM, one matter resulted in a four-day bench trial starting January 13, 2025 and the case was dismissed without prejudice on January 5, 2026; another matter was filed in the U.S. District Court for the District of New Jersey and was dismissed without prejudice on March 18, 2026.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended June 30, 2026 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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
Intellectual Property Matters – Lumify Patent Litigation
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
•The Surgical segment consists of sales of medical device equipment, consumables and technologies for the treatment of cataracts, corneal, vitreous, retinal and refractive eye conditions, which includes IOLs and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for ophthalmic surgery.
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

Segment Revenues and Profit
Segment revenues and profits for the three and six months ended June 30, 2026 and 2025 were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Product Sales	$781	$751	$354	$307	$254	$214	$1,389	$1,272
Other Revenues	3	2	—	2	2	2	5	6
	784	753	354	309	256	216	1,394	1,278

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	291	290	89	104	147	129
Cost of other revenues	—	—	—	2	—	—
Selling, general and administrative	247	243	149	154	80	73
Research and development	17	11	27	12	12	12
Segment Profit	$229	$209	$89	$37	$17	$2	335	248
Corporate							(170)	(170)
Amortization of intangible assets							(57)	(67)
Other expense, net							(25)	(22)
Operating income (loss)							83	(11)
Interest income							4	3
Interest expense							(93)	(128)
Loss on extinguishment of debt							—	(9)
Foreign exchange and other							(5)	(2)
Loss before provision for income taxes							$(11)	$(147)

	Vision Care		Pharmaceuticals		Surgical		Total
	Six Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Product Sales	$1,489	$1,405	$658	$573	$481	$427	$2,628	$2,405
Other Revenues	6	4	1	3	3	3	10	10
	1,495	1,409	659	576	484	430	2,638	2,415

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	562	541	167	197	280	266
Cost of other revenues	—	—	1	3	—	—
Selling, general and administrative	475	464	287	307	153	146
Research and development	27	19	49	21	25	23
Segment Profit	$431	$385	$155	$48	$26	$(5)	612	428
Corporate							(331)	(344)
Amortization of intangible assets							(114)	(134)
Other expense, net							(51)	(44)
Operating income (loss)							116	(94)
Interest income							8	6
Interest expense							(190)	(222)
Loss on extinguishment of debt							(1)	(9)
Foreign exchange and other							(8)	(8)
Loss before provision for income taxes							$(75)	$(327)

Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Pharmaceuticals	$1	$1	$299	$259	$—	$—	$300	$260
Devices	270	258	—	—	254	214	524	472
OTC	497	482	—	—	—	—	497	482
Branded and Other Generics	13	10	55	48	—	—	68	58
Other revenues	3	2	—	2	2	2	5	6
	$784	$753	$354	$309	$256	$216	$1,394	$1,278

	Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Pharmaceuticals	$2	$2	$564	$480	$—	$—	$566	$482
Devices	523	493	—	—	481	427	1,004	920
OTC	941	891	—	—	—	—	941	891
Branded and Other Generics	23	19	94	93	—	—	117	112
Other revenues	6	4	1	3	3	3	10	10
	$1,495	$1,409	$659	$576	$484	$430	$2,638	$2,415
The top ten products/franchises represented 56% and 54% of total revenues for the six months ended June 30, 2026 and 2025, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through July 29, 2026 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 18, 2026 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR+ at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025.
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 87% of the issued and outstanding common shares of Bausch + Lomb, as of July 22, 2026. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”).
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
The Surgical segment—consists of medical device equipment, consumables and technologies for the treatment of cataracts, corneal, vitreous retinal and refractive eye conditions, which includes IOLs and delivery systems, phacoemulsification equipment and other surgical instruments and devices necessary for cataract surgery. Key surgical brands include Akreos®, AMVISC®, IC-8 Apthera®, Crystalens® IOLs, enVista® IOLs, Eyetelligence® Surgical Planning Software, Millennium®, Stellaris Elite® vision enhancement system, Synergetics®, ClearVisc®, StableVisc®, Storz® ophthalmic instruments, VICTUS® femtosecond laser, Teneo®, Eyefill® and Zyoptix®.
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
Vision Care
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, was launched in the first quarter of 2025. In addition, the Company is in the process of initiating a Lumify® next generation ("Lumify NXTTM" (formerly Lumify Luxe)) clinical study, for which a Phase 3 study met all primary and secondary endpoints and for which the New Drug Application (“NDA”) has been submitted and approval is anticipated in the first half of 2027.
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
•AREDS3TM Vitamins – We have developed AREDS3TM, a next-generation eye vitamin formulation, in an effort to expand our eye vitamins portfolio. AREDS3TM began launching in 2026.
•Bioactive Lens – We are developing a new bioactive contact lens incorporating bioactive hyaluronic acid hydrogel, a novel material design for daily disposable contact lens. Internal clinical studies have been ongoing, and we have completed the first external clinical study. Additional studies are planned through 2026.

•Myopia Control Contact Lens – A multi-year study has begun for a Myopia control contact lens. We expect the U.S. registration clinical study to start in the second half of 2026.
•DD SiHy Lens - A second daily disposable SiHy lens designed for affordable innovation being developed leveraging our existing manufacturing platform.
•FRP SiHy - A new premium planned replacement SiHy lens being developed with a focus on providing unsurpassed comfort throughout the month.
Pharmaceuticals
•Dual-Action Lifitegrast – We are developing the first dual-action therapeutic to address evaporative and inflammatory dry eye. Phase 2b results are anticipated in the second half of 2026.
•Ocular Pain – We are developing a first-in-class neurosensory agent therapy for ocular surface pain. We have completed the Phase 1 study and Phase 2 results are anticipated in the second half of 2026.
•Glaucoma Neuroprotection – We were in the process of developing the first glaucoma therapy to lower intraocular pressure and improve visual function. However, Phase 2 results were received in July 2026, and the study did not achieve its primary endpoint. Based on the totality of the data, the Company has decided not to advance the program in this indication as a topical eye drop.
Surgical
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with the following:
◦enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics. These IOLs were launched in the U.S. during October 2023 and in Europe and Canada in 2025.
◦enVista Envy® trifocal IOLs. These IOLs launched in Canada in June 2024, in the U.S. in November 2024 and in Europe in October 2025, and launches in Singapore and Hong Kong are expected.
◦enVista BeyondTM extended depth of focus (“EDOF”). The Company recently received topline results, and is conducting a comprehensive review of the data. enVista BeyondTM is anticipated to launch in the U.S. in 2027.
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
•SeeLyraTM – Femtosecond laser assisted cataract surgery system with integration of phaco components. CE Mark and 510k submission is anticipated in the second half of 2026 and approvals are anticipated by the end of 2026.
We also have a number of other pipeline products that we are in the process of developing. In addition to internal development, we continuously search for new product opportunities through strategic licensing agreements and acquisitions, that, if successful, will allow us to leverage our commercial footprint and supplement our existing product portfolio and address specific unmet needs in the market.
Business Trends
In addition to the actions previously outlined, the events described below have affected and may affect our business trends. The matters discussed in this section contain Forward-Looking Statements. Please see “Forward-Looking Statements” for additional information.

Geopolitical Conflicts
In February 2022, Russia invaded Ukraine. As military activity and sanctions against Russia, Belarus and specific areas of Ukraine have continued, the war has continued to affect economic and global financial markets and placed further pressure on ongoing economic challenges, including issues such as inflation and global supply-chain disruption.
The imposed U.S. and European Union (“EU”) sanctions and export controls against Russia and Belarus temporarily impacted our ability to distribute certain products to Russia and Belarus. However, in response to these sanctions, we obtained licenses, or other applicable governmental authorizations, necessary to allow us to sell the applicable currently sanctioned products in each of these countries. To date, the challenges associated with the Russia-Ukraine War and related sanctions from the U.S., EU and elsewhere have not yet had a material impact on our operations; although, we continue to review recent and proposed sanctions imposed by the EU, U.S. and others to assess their impact on our operations. Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately 3% of our total revenues for both the six months ended June 30, 2026 and year ended December 31, 2025. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus.
The conflict between Israel and Hamas began during October 2023 and expanded to include other countries and militant groups, including Iran. Commencing in February 2026, the conflict further escalated and the U.S. and Israel began launching ongoing missile strikes against Iran, which has launched counter strikes against various targets in the region. The conflict remains ongoing. Our revenues attributable to the impacted regions for the six months ended June 30, 2026 and year ended December 31, 2025 were approximately 2% of our total revenues in each period. Sales in Iran are covered by a general Office of Foreign Assets Control (“OFAC”) license.
While we have been monitoring these conflicts (including the potential macroeconomic impact of such conflicts), and will continue to do so as these conflicts continue to evolve, we are unable to predict the impact of these conflicts on the Company’s business, both in the impacted regions and generally.
For a further discussion of these and other risks relating to our international business, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Business Trends” of our Annual Report.
Global Trade and Tariff Environment
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
Additionally, on February 20, 2026 the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In response to the U.S. Supreme Court’s decision, new Executive Orders were announced aimed at restructuring U.S. tariff policy and exploring alternative statutory authorities under which to impose or maintain tariffs. On March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered the U.S. Customs and Border Protection (“CBP”) to liquidate (meaning calculate and finalize) and, where applicable, reliquidate, or correct, certain import entries without regard to duties imposed under the IEEPA. The CIT order provides relief for entries affected by IEEPA tariffs, and, on April 20, 2026, the CBP opened the Consolidated Administration and Processing of Entries (“CAPE”) portal to facilitate the submission and processing of IEEPA duty refund claims. We are evaluating the impact of these developments on our business, financial condition, cash flows and results of operations, however, as of the date of this filing, amounts related to tariff recoveries have not been material.
See the section entitled “Risk Factors” included in our Annual Report, for additional information on the risks associated with tariffs.
Regulatory Compliance of Bausch + Lomb Facilities
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the FDA. In June 2026, following a routine FDA inspection of our Tampa, Florida facility, as part of its findings, the FDA issued an Official Action Indicated (“OAI”) of our Tampa, Florida facility. We have submitted to the FDA a response to the initial inspection and a subsequent response to the OAI, in connection with which we have fully completed all comprehensive corrective and preventive actions raised, and we have requested both a meeting with the FDA and a re-inspection of the facility. We are awaiting a response from the FDA on our submission and the scheduling of the re-inspection of the facility.
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
U.S. Legislative Changes
On July 4, 2025, President Trump signed into law H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”). The effects of this legislation for the Company include extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international). The corporate tax rate remains unchanged but bonus depreciation, domestic R&D expensing, and an adjustment to the interest deduction limitation were retroactive to January 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT) provisions. These changes are effective for taxable years after 2025. The Company continues to evaluate the impact of the enactment of the OBBBA, but has determined that, as of June 30, 2026, it should not have a material impact on the Company’s consolidated financial statements.

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
We have in the past commenced, and may in the future commence, infringement proceedings with respect to certain of our products against potential generic competitors or other potential infringers in the U.S. and elsewhere. For example, we previously commenced infringement proceedings against potential generic competitors in the U.S. with respect to our PreserVision®, Lumify®, Lotemax® SM and Vyzulta® products, all of which have now been dismissed or otherwise resolved. If we are not successful in such infringement proceedings, we may face increased generic competition for these products.
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

RESULTS OF OPERATIONS
Our unaudited operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Revenues
Product sales	$1,389	$1,272	$117	$2,628	$2,405	$223
Other revenues	5	6	(1)	10	10	—
	1,394	1,278	116	2,638	2,415	223
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	527	523	4	1,009	1,004	5
Cost of other revenues	—	2	(2)	1	3	(2)
Selling, general and administrative (Note 4)	588	579	9	1,132	1,142	(10)
Research and development	114	96	18	215	182	33
Amortization of intangible assets	57	67	(10)	114	134	(20)
Other expense, net	25	22	3	51	44	7
	1,311	1,289	22	2,522	2,509	13
Operating income (loss)	83	(11)	94	116	(94)	210
Interest income	4	3	1	8	6	2
Interest expense	(93)	(128)	35	(190)	(222)	32
Loss on extinguishment of debt	—	(9)	9	(1)	(9)	8
Foreign exchange and other	(5)	(2)	(3)	(8)	(8)	—
Loss before provision for income taxes	(11)	(147)	136	(75)	(327)	252
Benefit from (provision for) income taxes	1	89	(88)	(5)	58	(63)
Net loss	(10)	(58)	48	(80)	(269)	189
Net income attributable to noncontrolling interest	(4)	(4)	—	(5)	(5)	—
Net loss attributable to Bausch + Lomb Corporation	$(14)	$(62)	$48	$(85)	$(274)	$189

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
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
Our revenues were $1,394 million and $1,278 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $116 million, or 9%. The increase was attributable to: (i) increased net realized pricing of $59 million, primarily driven by our Pharmaceuticals and Vision Care segments, (ii) increased volumes of $47 million primarily from our Surgical segment, (iii) the favorable impact of foreign currencies of $12 million and (iv) incremental sales attributable to acquisitions of $3 million, within our Surgical segment. The increases in revenue were partially offset by the impact of divestitures and discontinuations of $5 million primarily related to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended June 30, 2026 and 2025.

	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$784	56%	$753	59%	$31	4%
Pharmaceuticals	354	26%	309	24%	45	15%
Surgical	256	18%	216	17%	40	19%
Total revenues	$1,394	100%	$1,278	100%	$116	9%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$784	$(4)	$780	$753	$27	4%
Pharmaceuticals	354	(2)	352	309	43	14%
Surgical	256	(6)	250	216	34	16%
Total	$1,394	$(12)	$1,382	$1,278	$104	8%
Vision Care Segment Revenue
The Vision Care segment revenue was $784 million and $753 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $31 million, or 4%. The increase was primarily driven by the performance of SiHy Daily lenses, Ultra® and Biotrue® within our contact lens business and our dry eye portfolio within our consumer eye care business. This increase included: (i) an increase in net pricing of $21 million, (ii) an increase in volumes of $10 million and (iii) the favorable impact of foreign currencies of $4 million, partially offset by the impact of divestitures and discontinuations of $4 million.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $354 million and $309 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $45 million, or 15%. The increase was primarily driven by: (i) our branded pharmaceuticals business, driven by MIEBO® and XIIDRA® and (ii) increased sales in our international pharmaceuticals business. This increase included: (i) an increase in net pricing of $42 million, (ii) an increase in volumes of $2 million and (iii) the favorable impact of foreign currencies of $2 million.
Surgical Segment Revenue
The Surgical segment revenue was $256 million and $216 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $40 million, or 19%. The increase was primarily driven by growth in premium IOLs, which reflects continued growth since the 2025 voluntary recall of certain enVista IOL products. This increase included: (i) an increase in volumes of $35 million, (ii) the favorable impact of foreign currencies of $6 million and (iii) incremental sales from acquisitions of $3 million, partially offset by a decrease in net realized pricing of $4 million.
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

We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026		2025
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$2,197	100.0%	$2,070	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	128	5.80%	119	5.70%
Returns	23	1.00%	21	1.00%
Rebates	456	20.80%	487	23.60%
Chargebacks	182	8.30%	149	7.20%
Distribution fees	19	0.90%	22	1.10%
Total provisions	808	36.80%	798	38.60%
Net product sales	1,389	63.20%	1,272	61.40%
Other revenues	5		6
Revenues	$1,394		$1,278
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 36.8% and 38.6% for the three months ended June 30, 2026 and 2025, respectively, a decrease of 1.8% percentage points, and is primarily attributable to a decline in rebates, primarily driven by XIIDRA®.
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
Cost of goods sold was $527 million and $523 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $4 million, or 1%. The increase was primarily driven by the increase in sales.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $113 million and Cost of goods sold as a percentage of Product sales was 37.9% and 41.1% for the three months ended June 30, 2026 and 2025, respectively. The favorable change was primarily driven by product mix. Cost of goods sold as a percentage of Product sales during the three months ended June 30, 2025, was also unfavorably impacted by the amortization of inventory step-up related to the acquisition of XIIDRA®.
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
SG&A expenses were $588 million and $579 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $9 million, or 2%. The increase was primarily attributable to higher selling expense in our Vision Care and Surgical segments, partially offset by lower Business Transformation Costs (as defined and discussed below).
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
R&D expenses were $114 million and $96 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $18 million, or 19%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $57 million and $67 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $10 million, or 15%, primarily due to fully amortized intangible assets no longer being amortized.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the three months ended June 30, 2026 and 2025 consists of the following:

	Three Months Ended June 30,
(in millions)	2026	2025
Asset impairments	$9	$—
Restructuring, integration and separation costs	4	31
Litigation and other matters	5	6
Acquired in-process research and development costs	5	1
Acquisition-related costs	—	2
Acquisition-related contingent consideration	2	(18)
Other expense, net	$25	$22
Operating Income (Loss)
Operating income was $83 million for the three months ended June 30, 2026, as compared to an operating loss of $11 million for the three months ended June 30, 2025, an increase in our operating results of $94 million. This increase primarily reflects the increase in contribution, as previously discussed.
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
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended June 30, 2026 and 2025.

	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$229	29%	$209	28%	$20	10%
Pharmaceuticals	89	25%	37	12%	52	141%
Surgical	17	7%	2	1%	15	750%

Vision Care Segment Profit
The Vision Care segment profit was $229 million and $209 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $20 million. The increase was primarily driven by the increase in revenue, as previously discussed, partially offset by increases in selling and R&D expense.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $89 million and $37 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $52 million. The increase was primarily driven by: (i) the increase in revenues, as previously discussed and (ii) the impact of the amortization of inventory step-up related to the acquisition of XIIDRA® during three months ended June 30, 2025, partially offset by higher R&D expense.
Surgical Segment Profit
The Surgical segment profit was $17 million and $2 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $15 million. The increase was primarily due to the increase in revenues, as previously discussed, and higher gross profit primarily driven by the shift to premium IOLs, partially offset by higher selling expense. The second quarter of 2025 was also impacted by the voluntary recall of certain enVista IOL products.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $93 million and $128 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $35 million, primarily driven by: (i) the write-off of financing costs associated with the June 2025 Credit Facility Amendment, as defined below and (ii) lower interest rates on the Company's January 2031 Refinancing Term Facility, as defined below, as compared to the term facilities outstanding during 2025. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding our financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was $9 million for the three months ended June 30, 2025 and relates to our June 2025 Credit Facility Amendment, as defined below.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $5 million and $2 million for the three months ended June 30, 2026 and 2025, respectively.
Income Taxes
Benefit from income taxes was $1 million for the three months ended June 30, 2026, as compared to a benefit from income taxes of $89 million for the three months ended June 30, 2025, an unfavorable change of $88 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings resulting in a benefit in the prior year and (ii) discrete tax effects of: (a) a benefit related to a favorable settlement in a foreign jurisdiction, (b) a benefit in the prior year for previously accrued taxes that settled favorably with the Internal Revenue Service and (c) the prior year benefits associated with the filing of certain returns.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation was $14 million and $62 million for the three months ended June 30, 2026 and 2025, respectively, an increase in our results of $48 million and was primarily due to the increase in our operating results of $94 million and decrease in interest expense of $35 million, partially offset by the increase in income taxes of $88 million, each as previously discussed.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenues
Our revenues were $2,638 million and $2,415 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $223 million, or 9%. The increase was attributable to: (i) increased net realized pricing of $97 million, driven by our Pharmaceuticals and Vision Care segments, (ii) increased volumes of $76 million across each of our segments, (iii) the favorable impact of foreign currencies of $54 million and (iv) incremental sales attributable to acquisitions of $4 million, within our Surgical segment. The increases in revenue were partially offset by the impact of divestitures and discontinuations of $8 million, primarily relating to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the six months ended June 30, 2026 and 2025.

	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$1,495	57%	$1,409	58%	$86	6%
Pharmaceuticals	659	25%	576	24%	83	14%
Surgical	484	18%	430	18%	54	13%
Total revenues	$2,638	100%	$2,415	100%	$223	9%
Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)
The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the six months ended June 30, 2026 and 2025. Constant Currency Revenues (non-GAAP) and Constant Currency Revenue Growth (non-GAAP) are defined in the previous section titled “Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)”.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$1,495	$(29)	$1,466	$1,409	$57	4%
Pharmaceuticals	659	(7)	652	576	76	13%
Surgical	484	(18)	466	430	36	8%
Total	$2,638	$(54)	$2,584	$2,415	$169	7%
Vision Care Segment Revenue
The Vision Care segment revenue was $1,495 million and $1,409 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $86 million, or 6%. The increase was primarily driven by sales from our dry eye portfolio and Lumify® within our consumer eye care business and the performance of SiHy Daily lenses, Ultra® and Biotrue® within our contact lens business. This increase included: (i) an increase in net pricing of $39 million, (ii) the favorable impact of foreign currencies of $29 million and (iii) an increase in volumes of $25 million, partially offset by the impact of discontinuations of $7 million.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $659 million and $576 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $83 million, or 14%. The increase was primarily driven by: (i) our branded pharmaceuticals business, driven by MIEBO® and XIIDRA® and (ii) increased sales in our international pharmaceuticals business. The increase included: (i) an increase in net realized pricing of $60 million, (ii) an increase in volumes of $17 million and (iii) the favorable impact of foreign currencies of $7 million.
Surgical Segment Revenue
The Surgical segment revenue was $484 million and $430 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $54 million, or 13%. The increase was primarily driven by growth in premium IOLs, which reflects continued growth since the 2025 voluntary recall of certain enVista IOL products. This increase included: (i) an increase in volumes of $34 million, (ii) the favorable impact of foreign currencies of $18 million and (iii) incremental sales from acquisitions of $4 million, partially offset by a decrease in net realized pricing of $2 million.

Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026		2025
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$4,189	100.0%	$3,936	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	244	5.80%	225	5.70%
Returns	44	1.10%	32	0.80%
Rebates	874	20.90%	932	23.70%
Chargebacks	358	8.50%	295	7.50%
Distribution fees	41	1.00%	47	1.20%
Total provisions	1,561	37.30%	1,531	38.90%
Net product sales	2,628	62.70%	2,405	61.10%
Other revenues	10		10
Revenues	$2,638		$2,415
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 37.3% and 38.9% for the six months ended June 30, 2026 and 2025, respectively, a decrease of 1.6% percentage points, and is primarily attributable to a decline in rebates, primarily driven by XIIDRA®.
Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $1,009 million and $1,004 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $5 million, or less than 1%. The increase was primarily driven by the unfavorable impact of foreign currencies on this expense and higher volumes.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $218 million and Cost of goods sold as a percentage of Product sales was 38.4% and 41.7% for the six months ended June 30, 2026 and 2025, respectively. The favorable change was primarily driven by: (i) product mix and (ii) the favorable impact of foreign currencies to revenues. Cost of goods sold as a percentage of Product sales during the six months ended June 30, 2025, was also unfavorably impacted by the amortization of inventory step-up related to the acquisition of XIIDRA®, as well as the impact of the voluntary recall of certain enVista® IOL products.
Selling, General and Administrative Expenses
SG&A expenses were $1,132 million and $1,142 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $10 million, or 1%. The decrease was primarily attributable to: (i) lower Business Transformation Costs (as defined below), and (ii) lower advertising and promotional expense as XIIDRA® and MIEBO® have exited the launch phase, partially offset by the unfavorable impact of foreign currencies on this expense.
Research and Development Expenses
R&D expenses were $215 million and $182 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $33 million, or 18%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Amortization of Intangible assets was $114 million and $134 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $20 million, or 15%, primarily due to fully amortized intangible assets no longer being amortized.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.

Other expense, net
Other expense, net for the six months ended June 30, 2026 and 2025 consists of the following:

	Six Months Ended June 30,
(in millions)	2026	2025
Asset impairments	$9	$—
Restructuring, integration and separation costs	12	32
Gain on sale of assets	(3)	—
Litigation and other matters	12	7
Acquired in-process research and development costs	16	29
Acquisition-related costs	1	3
Acquisition-related contingent consideration	4	(27)
Other expense, net	$51	$44
Acquired in-process research and development costs in 2025 primarily relate to the acquisition of Whitecap Biosciences, as previously discussed.
Operating Income (Loss)
Operating income was $116 million for the six months ended June 30, 2026, as compared to an operating loss of $94 million for the six months ended June 30, 2025, respectively, an increase in our operating results of $210 million. This increase primarily reflects the increase in contribution, as previously discussed.
Segment Profit
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the six months ended June 30, 2026 and 2025.

	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$431	29%	$385	27%	$46	12%
Pharmaceuticals	155	24%	48	8%	107	223%
Surgical	26	5%	(5)	(1)%	31	620%
Vision Care Segment Profit
The Vision Care segment profit was $431 million and $385 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $46 million. The increase was primarily driven by the increase in revenue, as previously discussed, partially offset by higher selling expense.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $155 million and $48 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $107 million. The increase was primarily driven by: (i) the increase in revenues, as previously discussed, (ii) the impact of the amortization of inventory step-up related to the acquisition of XIIDRA® during 2025 and (iii) lower advertising and promotional expense as XIIDRA® and MIEBO® have exited the launch phase, partially offset by higher R&D expense.
Surgical Segment Profit
The Surgical segment profit was $26 million for the six months ended June 30, 2026, as compared to a loss of $5 million for the six months ended June 30, 2025, an increase of $31 million. The increase was primarily due to: (i) the increase in revenues, as previously discussed, (ii) higher gross profit primarily driven by the shift to premium IOLs and (iii) the enVista® recall which impacted 2025.

Non-Operating Income and Expense
Interest Expense
Interest expense was $190 million and $222 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $32 million. The decrease was primarily attributable to: (i) the write-off of financing costs associated with the June 2025 Credit Facility Amendment, as defined below and (ii) lower interest rates on the Company's January 2031 Refinancing Term Facility, as defined below, as compared to the term facilities outstanding during 2025. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding our financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $1 million and $9 million for the six months ended June 30, 2026 and 2025, respectively, as a result of the January 2026 Credit Facility Amendment and June 2025 Credit Facility Amendment, each as defined below.
Foreign Exchange and Other
Foreign exchange and other was a net loss of $8 million and $8 million for the six months ended June 30, 2026 and 2025, respectively.
Income Taxes
Provision for income taxes was $5 million for the six months ended June 30, 2026, as compared to a benefit from income taxes of $58 million for the six months ended June 30, 2025, an unfavorable change of $63 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings resulting in a benefit in the prior year and (ii) discrete tax effects of: (a) a benefit related to a favorable settlement in a foreign jurisdiction, (b) the year to date impact of the enVista® recall in the prior year and (c) a benefit for previously accrued taxes that settled favorably with the Internal Revenue Service in the prior year.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation for the six months ended June 30, 2026 and 2025 was $85 million and $274 million, respectively, an increase in our results of $189 million and was primarily driven by the increase in our operating results of $210 million and decrease in interest expense of $32 million, partially offset by the increase in the provision for income taxes of $63 million, each as previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Net cash provided by operating activities	$185	$10	$175
Net cash used in investing activities	(217)	(206)	(11)
Net cash provided by financing activities	14	121	(107)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	31	(32)
Net decrease in cash and cash equivalents and restricted cash	(19)	(44)	25
Cash and cash equivalents and restricted cash, beginning of period	397	316	81
Cash and cash equivalents and restricted cash, end of period	$378	$272	$106
Operating Activities
Net cash provided by operating activities was $185 million and $10 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $175 million, and is primarily attributable to the increase in our operating results, as previously discussed, partially offset by the timing of payments in the normal course of business.

Investing Activities
Net cash used in investing activities was $217 million and $206 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $11 million. The increase was primarily driven by a $35 million milestone payment during the six months ended June 30, 2026, after achieving an annual sales-based milestone for MIEBO®, under the terms of a December 2019 license agreement with Novaliq GmbH, partially offset by a decrease in purchases of property, plant and equipment during the six months ended June 30, 2026.
Financing Activities
Net cash provided by financing activities was $14 million and $121 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $107 million. The decrease is primarily attributable to borrowings under the May 2027 Revolving Credit Facility (as defined below), during the six months ended June 30, 2025.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as needed from our June 2030 Revolving Credit Facility, and issuances of other long-term debt, additional equity and equity-linked securities. In addition, as part of our ongoing working capital management, on January 9, 2026, we entered into a financing arrangement, that permits us, subject to certain conditions, to sell certain receivables to a third-party financial institution, potentially accelerating access to cash and reducing our credit risk. As of the date of this filing, the Company sold trade receivables and received cash proceeds totaling $26 million, under this arrangement. As of June 30, 2026, these receivables were collected and remitted to the financial institution.
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

On June 26, 2025, Bausch + Lomb entered into an incremental amendment (the “June 2025 Credit Facility Amendment”) to our credit agreement, which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “June 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “January 2031 Term Facility”). In addition, on June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated (the “Issuers”), issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At June 30, 2026, the January 2031 Secured Notes bore interest at 6.08% per annum.
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
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of June 30, 2026, the principal amounts outstanding under the January 2031 Refinancing Term Facility were $2,795 million.
As of June 30, 2026, the Company had $150 million of outstanding borrowings, $32 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $618 million under its June 2030 Revolving Credit Facility. The stated rate of interest for borrowings under the Revolving Credit Facility at June 30, 2026 ranges from 6.36% to 6.40% per annum.
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
Borrowings under the January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The stated rate of interest under the January 2031 Refinancing Term Facility at June 30, 2026 was 7.39% per annum.
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
The amortization rate for the January 2031 Refinancing Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments, with the first installment paid on June 30, 2026. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of June 30, 2026, the remaining mandatory quarterly amortization payments for the January 2031 Refinancing Term Facility were $126 million through December 2030, with the remaining term loan balance being due in January 2031.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of June 30, 2026 and December 31, 2025 was 7.43% and 7.70%, respectively.
Credit Ratings
As of the date of this filing, July 29, 2026, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
In addition to our working capital requirements, as of the date of this filing, July 29, 2026, we expect our primary cash requirements for the period July 1, 2026 through December 31, 2026 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $200 million and mandatory debt amortization payments of $14 million for the period July 1, 2026 through December 31, 2026 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our June 2030 Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations” included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $115 million for property, plant and equipment for the period July 1, 2026 through December 31, 2026.
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
At July 22, 2026, we had 357,165,246 issued and outstanding common shares. In addition, as of July 22, 2026, we had outstanding approximately 9,800,000 stock options and 6,800,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 6,200,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 15,000,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2026.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; anticipated results from completed acquisitions; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for the remainder of 2026 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions and the Company’s ability to recover any tariffs that are eligible for refund claims and the impact that any such tariff recoveries may have on the Company’s business, financial condition, cash flows and results of operations; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement and in the indentures governing our October 2028 Secured Notes, the January 2026 Credit Facility Amendment and January 2031 Secured Notes; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2026 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the conflict between Russia and Ukraine; the anticipated impact from the conflict involving Iran, by the U.S and Israel and the related unrest in the Middle East region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•risks associated with the actions the Company has taken or may take in response to tariffs, counter-tariffs and other trade restrictions in order to help mitigate their impact on the Company and its business, results of operations and financial condition (including the Company’s ability to recover any tariffs that may be eligible for refund claims), including the risk that such actions may not be successful in mitigating the impact in the manner anticipated or at all and the costs and other risks that may be incurred in taking such actions. There can be no assurance that any such actions will be successful in mitigating the impact of the applicable tariffs, counter-tariffs or other trade restrictions;

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
•political and economic instability and other ongoing uncertainties as a result of unrest, instability or changes in geopolitical conditions, including military or political conflicts, in or impacting the countries in which we do business;
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
•risks associated with the conflict between the U.S. and Israel and Iran and Iran-backed militant groups and the related unrest in the Middle East region, and the potential impact on our operations, sale of products and revenues in this region, as well as the potential macroeconomic impact of such conflict and related unrest (including fuel prices), which could adversely impact our operations, revenues, expenses and resulting margins;
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended June 30, 2026.
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

Bausch + Lomb Corporation (Registrant)

Date:	July 29, 2026	/s/ BRENTON L. SAUNDERS
Brenton L. Saunders Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Chairman of the Board)

Date:	July 29, 2026	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.