Form 10-Q
period 2026-09-30
Bausch & Lomb Corp
filed 2026-10-28
CIK 1860742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares, no par value — 357,497,374 shares outstanding as of October 21, 2026.

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

BAUSCH + LOMB CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
Introductory Note
Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Form 10-Q”) to the “Company”, “Bausch + Lomb”, “we”, “us”, “our” or similar words or phrases are to Bausch + Lomb Corporation and its subsidiaries, taken together. In this Form 10-Q, references to “$” are to United States (“U.S.”) dollars and references to “€” are to euros. Unless otherwise indicated, the statistical and financial data contained in this Form 10-Q are presented as of September 30, 2026.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; pending acquisitions; anticipated results from completed and pending acquisitions; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for the remainder of 2026 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions and the Company’s ability to recover any tariffs that are eligible for refund claims and the impact that any such tariff recoveries may have on the Company’s business, financial condition, cash flows and results of operations; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement (as defined below), and in the indentures governing our October 2028 Secured Notes (as defined below), the January 2026 Credit Facility Amendment (as defined below) and January 2031 Secured Notes (as defined below); any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2026 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, inspections, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the conflict between Russia and Ukraine; the anticipated impact from the conflict involving Iran, by the U.S. and Israel and the related unrest in the Middle East region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•risks and uncertainties associated with the appointment of our new Chairman and Interim Chief Executive Officer, including with respect to the demands of his overlapping role as chief executive officer of BHC and any actual or perceived conflicts of interest relating thereto and any potential changes to the Company's business strategies that he may implement and any potential disruption and uncertainty among management, employees, current and potential customers, other third parties with whom we do business and shareholders that such changes may create;
•risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined below), the expected timing of completion of the Separation and its manner and terms (including that it may be consummated as a transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), a sale of the Company (a “Sale Transaction”) or another type of transaction), the expectation that if the Separation is to be effected through the Distribution, it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors (including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC’s control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales or dispositions of our common shares by BHC (including in connection with a foreclosure on the Bausch + Lomb common shares owned by BHC or its subsidiary that are or may be pledged as collateral for certain of BHC’s or its subsidiary’s debt), that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution and/or a Sale Transaction, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the Separation, Distribution and/or a Sale Transaction will occur at all, or that any such transactions will occur on the timelines or in the manner anticipated by the Company and BHC or that, even if consummated, the Company will realize the anticipated benefits from the Separation;
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
v

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
•the expense, timing and outcome of pending or future legal and governmental proceedings, arbitrations, investigations, subpoenas, tax and other regulatory audits, examinations, reviews, inspections and regulatory proceedings against us or relating to us and settlements thereof;
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
•compliance by us or our third-party partners and service providers (over whom we may have limited influence), or the failure by us or these third parties to comply, with health care “fraud and abuse” laws and other extensive regulation of our marketing, promotional and business practices (including with respect to pricing), worldwide anti-

bribery laws (including the U.S. Foreign Corrupt Practices Act and the Canadian Corruption of Foreign Public Officials Act), worldwide economic sanctions and/or export laws, worldwide environmental laws and regulation and privacy and security regulations;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$513	$383
Restricted cash	2	14
Trade receivables, net	1,147	1,221
Inventories, net	1,007	976
Prepaid expenses and other current assets (Note 4)	386	383
Total current assets	3,055	2,977
Property, plant and equipment, net	1,812	1,762
Intangible assets, net	3,131	3,281
Goodwill	4,714	4,758
Deferred tax assets, net	963	934
Other non-current assets (Note 4)	284	310
Total assets	$13,959	$14,022
Liabilities
Current liabilities:
Accounts payable (Note 4)	$367	$388
Accrued and other current liabilities	1,548	1,493
Current portion of long-term debt and other financial liabilities	45	39
Total current liabilities	1,960	1,920
Deferred tax liabilities, net	19	19
Other non-current liabilities	420	521
Long-term debt and other financial liabilities	5,050	5,043
Total liabilities	7,449	7,503
Commitments and contingencies (Note 16)
Equity
Common shares, no par value, unlimited shares authorized, 357,385,394 and 354,209,319 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	8,646	8,563
Accumulated deficit	(984)	(931)
Accumulated other comprehensive loss	(1,223)	(1,184)
Total Bausch + Lomb Corporation shareholders’ equity	6,439	6,448
Noncontrolling interest	71	71
Total equity	6,510	6,519
Total liabilities and equity	$13,959	$14,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Product sales	$1,371	$1,277	$3,999	$3,682
Other revenues	4	4	14	14
	1,375	1,281	4,013	3,696
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	485	509	1,494	1,513
Cost of other revenues	1	1	2	4
Selling, general and administrative (Note 4)	556	528	1,688	1,670
Research and development	91	95	306	277
Amortization of intangible assets	57	68	171	202
Other expense (income), net	30	(15)	81	29
	1,220	1,186	3,742	3,695
Operating income	155	95	271	1
Interest income	2	3	10	9
Interest expense	(95)	(101)	(285)	(323)
Gain (loss) on extinguishment of debt	—	3	(1)	(6)
Foreign exchange and other	(4)	(3)	(12)	(11)
Income (loss) before provision for income taxes	58	(3)	(17)	(330)
(Provision for) benefit from income taxes	(23)	(22)	(28)	36
Net income (loss)	35	(25)	(45)	(294)
Net income attributable to noncontrolling interest	(3)	(3)	(8)	(8)
Net income (loss) attributable to Bausch + Lomb Corporation	$32	$(28)	$(53)	$(302)

Basic and diluted income (loss) per share attributable to Bausch + Lomb Corporation	$0.09	$(0.08)	$(0.15)	$(0.85)

Basic weighted-average common shares	357.6	354.2	356.6	353.6

Diluted weighted-average common shares	361.5	354.2	356.6	353.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$35	$(25)	$(45)	$(294)
Other comprehensive (loss) income
Foreign currency translation adjustment	(5)	(7)	(37)	188
Other comprehensive (loss) income	(5)	(7)	(37)	188
Comprehensive income (loss)	30	(32)	(82)	(106)
Comprehensive income attributable to noncontrolling interest	(3)	(3)	(10)	(9)
Comprehensive income (loss) attributable to Bausch + Lomb Corporation	$27	$(35)	$(92)	$(115)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(Unaudited)

			Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Bausch + Lomb Corporation Shareholders’ Equity	Non-controlling Interest	Total Equity
	Common Shares
	Shares	Amount
	Three Months Ended September 30, 2026
Balances, July 1, 2026	357.1	$—	$8,610	$(1,016)	$(1,218)	$6,376	$68	$6,444
Common shares issued under share-based compensation plans	0.3	—	—	—	—	—	—	—
Share-based compensation	—	—	37	—	—	37	—	37
Employee withholding taxes related to share-based awards	—	—	(1)	—	—	(1)	—	(1)
Net income	—	—	—	32	—	32	3	35
Other comprehensive loss	—	—	—	—	(5)	(5)	—	(5)
Balances, September 30, 2026	357.4	$—	$8,646	$(984)	$(1,223)	$6,439	$71	$6,510

	Three Months Ended September 30, 2025
Balances, July 1, 2025	353.8	$—	$8,476	$(845)	$(1,191)	$6,440	$68	$6,508
Common shares issued under share-based compensation plans	0.3	—	—	—	—	—	—	—
Share-based compensation	—	—	27	—	—	27	—	27
Employee withholding taxes related to share-based awards	—	—	(3)	—	—	(3)	—	(3)
Net (loss) income	—	—	—	(28)	—	(28)	3	(25)
Other comprehensive loss	—	—	—	—	(7)	(7)	—	(7)
Balances, September 30, 2025	354.1	$—	$8,500	$(873)	$(1,198)	$6,429	$71	$6,500

	Nine Months Ended September 30, 2026
Balances, January 1, 2026	354.2	$—	$8,563	$(931)	$(1,184)	$6,448	$71	$6,519
Common shares issued under share-based compensation plans	3.2	—	2	—	—	2	—	2
Share-based compensation	—	—	109	—	—	109	—	109
Employee withholding taxes related to share-based awards	—	—	(28)	—	—	(28)	—	(28)
Noncontrolling interest distributions	—	—	—	—	—	—	(10)	(10)
Net (loss) income	—	—	—	(53)	—	(53)	8	(45)
Other comprehensive (loss) income	—	—	—	—	(39)	(39)	2	(37)
Balances, September 30, 2026	357.4	$—	$8,646	$(984)	$(1,223)	$6,439	$71	$6,510

	Nine Months Ended September 30, 2025
Balances, January 1, 2025	352.4	$—	$8,429	$(571)	$(1,385)	$6,473	$71	$6,544
Common shares issued under share-based compensation plans	1.7	—	—	—	—	—	—	—
Share-based compensation	—	—	85	—	—	85	—	85
Employee withholding taxes related to share-based awards	—	—	(14)	—	—	(14)	—	(14)
Noncontrolling interest distributions	—	—	—	—	—	—	(9)	(9)
Net (loss) income	—	—	—	(302)	—	(302)	8	(294)
Other comprehensive income	—	—	—	—	187	187	1	188
Balances, September 30, 2025	354.1	$—	$8,500	$(873)	$(1,198)	$6,429	$71	$6,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

BAUSCH + LOMB CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(45)	$(294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	305	322
Amortization and write-off of debt premiums, discounts and issuance costs	10	14
Asset impairments	13	—
Acquisition-related contingent consideration	10	(50)
Allowances for losses on trade receivables and inventories	25	23
Deferred income taxes	(36)	(96)
Gain on sale of assets	(3)	(6)
Additions of accrued legal settlements	13	3
Share-based compensation	109	85
Foreign exchange loss	17	—
Gain excluded from hedge effectiveness	(5)	(8)
Loss on extinguishment of debt	1	6
Amortization of inventory step-up resulting from acquisitions	—	62
Other	(6)	1
Changes in operating assets and liabilities:
Trade receivables	64	(18)
Inventories	(65)	10
Prepaid expenses and other current assets	(50)	(17)
Accounts payable, accrued and other liabilities	61	110
Net cash provided by operating activities	418	147
Cash Flows From Investing Activities
Acquisitions and other investments	(76)	(13)
Purchases of property, plant and equipment	(226)	(273)
Purchases of marketable securities	(9)	(6)
Proceeds from sale of marketable securities	9	6
Proceeds from sale of assets and businesses, net of costs to sell	3	7
Interest settlements from cross-currency swaps	9	12
Net cash used in investing activities	(290)	(267)
Cash Flows From Financing Activities
Issuance of debt, net of discounts, and other financial liabilities	2,930	3,221
Repayments of debt and other financial liabilities	(2,901)	(3,077)
Payment of employee withholding taxes related to share-based awards	(28)	(14)
Proceeds from exercise of stock options	2	—
Payments of financing costs	—	(12)
Payments of noncontrolling interest distributions	(10)	(9)
Other	(1)	—
Net cash (used in) provided by financing activities	(8)	109
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	27
Net increase in cash and cash equivalents and restricted cash	118	16
Cash and cash equivalents and restricted cash, beginning of period	397	316
Cash and cash equivalents and restricted cash, end of period	$515	$332

Non-cash Investing Activities
Accrued purchases of property, plant and equipment	$28	$46
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC directly or indirectly holding 310,449,643 Bausch + Lomb common shares, which represents approximately 87% of the issued and outstanding common shares of Bausch + Lomb, as of October 21, 2026. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”). This resulted in the initial public offering of Bausch + Lomb (the “B+L IPO”), and our common shares began trading on the New York Stock Exchange and the Toronto Stock Exchange, in each case under the ticker symbol “BLCO”, on May 6, 2022.
The Company understands that BHC continues to evaluate all relevant factors and considerations relating to its investment in Bausch + Lomb, including any completion of the full Separation. However, there can be no assurance that the Separation will be consummated, the form any such consummated Separation would take or that, even if consummated, we will realize the anticipated benefits from the Separation.

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
Adoption of New Accounting Standards
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance for estimating credit losses under the current expected credit losses (CECL) model for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606. As of January 1, 2026, the Company has adopted this ASU on a prospective basis, and it did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Standards, Not Adopted as of September 30, 2026
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.
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

The following tables present the activity and ending balances of the Company’s variable consideration provisions for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2026	$120	$79	$582	$60	$35	$876
Current period provision	369	56	1,439	567	66	2,497
Payments and credits	(376)	(64)	(1,433)	(560)	(60)	(2,493)
Reserve balance, September 30, 2026	$113	$71	$588	$67	$41	$880
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $37 million and $26 million as of September 30, 2026 and January 1, 2026, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets.

	Nine Months Ended September 30, 2025
(in millions)	Discounts and Allowances	Returns	Rebates	Chargebacks	Distribution Fees	Total
Reserve balance, January 1, 2025	$120	$88	$497	$74	$26	$805
Current period provision	346	53	1,446	451	72	2,368
Payments and credits	(353)	(67)	(1,375)	(464)	(67)	(2,326)
Reserve balance, September 30, 2025	$113	$74	$568	$61	$31	$847
Included in Rebates in the table above are cooperative advertising credits due to customers of approximately $33 million and $32 million as of September 30, 2025 and January 1, 2025, respectively, which are reflected as a reduction of Trade receivables, net in the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2025, included in Payments and credits in the table above, are payments made, or to be made, by Novartis, on behalf of the Company for Rebates, in accordance with the agreements associated with the 2023 acquisition of XIIDRA® (lifitegrast ophthalmic solution) and certain other ophthalmology assets.
Contract Assets and Contract Liabilities
There are no contract assets for any period presented. Contract liabilities consist of deferred revenue, the balance of which is not material to any period presented.
Allowance for Credit Losses
An allowance is maintained for potential credit losses. The Company estimates the current expected credit loss on its receivables based on various factors, including historical credit loss experience, customer creditworthiness, value of collaterals (if any), and any relevant current economic factors. Additionally, the Company generally estimates the expected credit loss on a pooled basis when customers are deemed to have similar risk characteristics. Trade receivable balances are written off against the allowance when it is deemed probable that the trade receivable will not be collected. Trade receivables, net are stated net of certain sales provisions and the allowance for credit losses.
The activity in the allowance for credit losses for trade receivables for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Balance, beginning of period	$17	$18
Provision	2	5
Write-offs	(1)	(7)
Foreign exchange and other	—	1
Balance, end of period	$18	$17

4.RELATED PARTIES
Prior to May 10, 2022, Bausch + Lomb had been managed and operated in the ordinary course of business with other affiliates of BHC. On May 10, 2022, Bausch + Lomb became an independent publicly traded company. As of October 21, 2026, BHC directly or indirectly held 310,449,643 common shares of Bausch + Lomb, which represented approximately 87% of the issued and outstanding common shares of Bausch + Lomb.
Additionally, there have been no sales made to related parties for all periods presented.
Accounts Receivable and Payable
Certain transactions between Bausch + Lomb and BHC and affiliate businesses are cash-settled on a current basis and, therefore, are reflected in the Condensed Consolidated Balance Sheets. Amounts payable to BHC and its affiliates related to related party transactions were $5 million and $14 million as of September 30, 2026 and December 31, 2025, respectively, and are included within Accounts payable in the Condensed Consolidated Balance Sheets. Amounts due from BHC and its affiliates related to related party transactions were $7 million and $8 million as of September 30, 2026 and December 31, 2025, respectively, of which $0 and $1 million are included within Prepaid expenses and other current assets and $7 million and $7 million are included within Other non-current assets on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. These amounts are inclusive of the receivables and payables associated with the separation agreements entered into in connection with the B+L IPO, as discussed below.
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
Charges incurred related to the above agreements were $6 million for the nine months ended September 30, 2026 and 2025 and are primarily reflected within Selling, general and administrative in the Condensed Consolidated Statements of Operations.

5.ACQUISITIONS
2026 Acquisitions
On October 8, 2026, the Company entered into an agreement to acquire certain ophthalmic surgical manufacturing businesses. This transaction is expected to increase the Company’s future margins. The acquisition is expected to close during the fourth quarter of 2026 for an upfront cash payment of approximately $85 million, due at closing.
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
The valuation of the assets acquired and liabilities assumed, as part of this acquisition, has not yet been finalized as of September 30, 2026. The Company will finalize these amounts no later than one year from the acquisition date.
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
Acquisition of Whitecap Biosciences
On January 3, 2025, the Company, through its affiliate, acquired Whitecap Biosciences, LLC, (“Whitecap Biosciences”) for an upfront payment of approximately $28 million and potential future milestone and royalty payments. The Company accounted for the transaction as an asset acquisition and, during 2025, the Company expensed the upfront payment of approximately $28 million as acquired in-process research development costs, as included within Other expense on the Condensed Consolidated Statements of Operations. In July 2026, the Company announced that the Phase 2 study regarding Whitecap Biosciences' glaucoma neuroprotective candidate did not meet its primary endpoint and, as such, the Company will no longer advance this program, and, instead, will now focus on (in respect of Whitecap Biosciences) developing the first small-molecule sustained-release implant for geographic atrophy.
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

	September 30, 2026				December 31, 2025
(in millions)	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$131	$120	$11	$—	$62	$50	$12	$—
Liabilities:
Acquisition-related contingent consideration	$108	$—	$—	$108	$96	$—	$—	$96
Foreign currency exchange contracts	$2	$—	$2	$—	$2	$—	$2	$—
Cross-currency swaps	$123	$—	$123	$—	$153	$—	$153	$—
Cash equivalents consist of highly liquid investments, primarily money market funds, with maturities of three months or less when purchased, and are reflected in the Condensed Consolidated Balance Sheets at carrying value, which approximates fair value due to their short-term nature.
There were no transfers into or out of Level 3 during the nine months ended September 30, 2026 and 2025.

Cross-currency Swaps
The Company uses cross-currency swaps to mitigate fluctuation in the value of a portion of its euro-denominated net investment in its Condensed Consolidated Financial Statements from fluctuation in exchange rates. The euro-denominated net investment being hedged is the Company’s investment in certain euro-denominated subsidiaries. As of September 30, 2026, these swaps had an aggregate notional value of $1,000 million.
The assets and liabilities associated with the Company’s cross-currency swaps as included in the Condensed Consolidated Balance Sheets are as follows:

(in millions)	September 30, 2026	December 31, 2025
Other non-current liabilities	$125	$158
Prepaid expenses and other current assets	$2	$5
Net fair value	$123	$153
The following table presents the effect of hedging instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gain (loss) recognized in Other comprehensive (loss) income	$11	$12	$33	$(116)
Gain excluded from assessment of hedge effectiveness	$1	$2	$5	$8
Location of gain of excluded component	Interest expense		Interest expense
No portion of the cross-currency swaps were ineffective for the nine months ended September 30, 2026 and 2025. The Company received $9 million and $12 million in interest settlements for the nine months ended September 30, 2026 and 2025, respectively, which are reported as investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Exchange Contracts
The Company enters into foreign currency exchange contracts to economically hedge the foreign exchange exposure on certain of the Company’s intercompany balances. As of September 30, 2026, these contracts had an aggregate notional amount of $194 million.
The assets and liabilities associated with the Company’s foreign exchange contracts as included in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 are as follows:

(in millions)	September 30, 2026	December 31, 2025
Accrued and other current liabilities	$2	$2
Prepaid expenses and other current assets	$—	$—
Net fair value	$2	$2
The following table presents the effect of the Company’s foreign exchange contracts on the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
(Loss) gain related to changes in fair value	$(1)	$4	$—	$(3)
Loss related to settlements	$(1)	$(3)	$(6)	$(10)
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
The fair value measurement of contingent consideration obligations arising from business combinations is determined via a probability-weighted discounted cash flow analysis, using unobservable (Level 3) inputs. These inputs may include: (i) the estimated amount and timing of projected cash flows, (ii) the probability of the achievement of the factor(s) on which the contingency is based and (iii) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly higher or lower fair value measurement. At September 30, 2026, the fair value measurements of acquisition-related contingent consideration were determined using risk-adjusted discount rates ranging from 8% to 16%, and a weighted average risk-adjusted discount rate of 9%. The weighted average risk-adjusted discount rate was calculated by weighting each contract’s relative fair value at September 30, 2026.
The following table presents a reconciliation of contingent consideration obligations measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025:

(in millions)	2026		2025
Balance, as of January 1,		$96		$123
Adjustments to Acquisition-related contingent consideration:
Accretion for the time value of money	$9		$9
Fair value adjustments due to changes in estimates of future payments	1		(59)
Acquisition-related contingent consideration adjustments		10		(50)
Additions		2		—
Balance, as of September 30,		108		73
Current portion included in Accrued and other current liabilities		45		4
Non-current portion		$63		$69
Fair Value of Long-term Debt
The fair value of long-term debt as of September 30, 2026 and December 31, 2025 was $5,091 million and $5,201 million, respectively, and was estimated using the quoted market prices for the same or similar debt issuances (Level 2).
7.INVENTORIES
Inventories, net consist of:

(in millions)	September 30, 2026	December 31, 2025
Raw materials	$264	$243
Work in process	97	98
Finished goods	646	635
	$1,007	$976

8.INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The major components of intangible assets consist of:

	September 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairments	Net Carrying Amount
Finite-lived intangible assets:
Product brands	$4,404	$(3,164)	$1,240	$4,441	$(3,064)	$1,377
Corporate brands	103	(33)	70	102	(26)	76
Product rights/patents	997	(990)	7	999	(988)	11
Other	87	(71)	16	87	(68)	19
Total finite-lived intangible assets	5,591	(4,258)	1,333	5,629	(4,146)	1,483
Acquired in-process research and development intangible asset	100	—	100	100	—	100
B&L Trademark	1,698	—	1,698	1,698	—	1,698
	$7,389	$(4,258)	$3,131	$7,427	$(4,146)	$3,281
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
Asset impairments during the nine months ended September 30, 2026 were approximately $13 million related to changes in future forecasted revenues and a product discontinuation. There were no asset impairments during the nine months ended September 30, 2025.
Estimated amortization expense of finite-lived intangible assets for the remainder of 2026 and the five succeeding years ending December 31 and thereafter are as follows:

(in millions)	Remainder of 2026	2027	2028	2029	2030	2031	Thereafter	Total
Amortization	$56	$222	$221	$220	$218	$215	$181	$1,333
Goodwill
The changes in the carrying amounts of goodwill during the nine months ended September 30, 2026 and the year ended December 31, 2025 were as follows:

(in millions)	Vision Care	Pharmaceuticals	Surgical	Total
Balance, January 1, 2025	$3,529	$644	$350	$4,523
Acquisitions (Note 5)	—	—	97	97
Foreign exchange and other	26	100	12	138
Balance, December 31, 2025	3,555	744	459	4,758
Acquisitions	4	—	—	4
Foreign exchange and other	(13)	(31)	(4)	(48)
Balance, September 30, 2026	$3,546	$713	$455	$4,714
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
September 30, 2026 Interim Assessment
No events occurred or circumstances changed during the period from October 1, 2025 (the last time goodwill was tested for all reporting units) through September 30, 2026 that would indicate that the fair value of any reporting unit might be below its carrying value.
If market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
There were no goodwill impairment charges through September 30, 2026.
9.ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of:

(in millions)	September 30, 2026	December 31, 2025
Product Rebates	$551	$556
Employee Compensation and Benefit Costs	265	250
Product Returns	71	79
Interest	71	57
Other	590	551
	$1,548	$1,493
As of December 31, 2025, included within Other, in the table above, was the accrual of a $35 million sales-based milestone, related to MIEBO®, which was paid during the nine months ended September 30, 2026.
10.FINANCING ARRANGEMENTS
Principal amounts of debt obligations and principal amounts of debt obligations net of issuance costs consist of the following:

		September 30, 2026		December 31, 2025
(in millions)	Maturity	Principal Amount	Net of Premiums, Discounts and Issuance Costs	Principal Amount	Net of Premiums, Discounts and Issuance Costs
Senior Secured Credit Facilities
September 2028 Term Facility	September 2028	$—	$—	$489	$483
June 2030 Revolving Credit Facility	June 2030	100	100	100	100
January 2031 Term Facility	January 2031	—	—	2,313	2,282
January 2031 Refinancing Term Facility	January 2031	2,788	2,758	—	—
Senior Secured Notes
October 2028 Secured Notes	October 2028	1,400	1,390	1,400	1,387
January 2031 Secured Notes	January 2031	765	756	793	782
Other	Various	12	13	12	14
Total long-term debt		$5,065	5,017	$5,107	5,048
Less: Current portion of long-term debt			28		28
Non-current portion of long-term debt			$4,989		$5,020

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
On June 26, 2025, Bausch + Lomb entered into an incremental amendment (the “June 2025 Credit Facility Amendment”) to our credit agreement, which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “June 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “January 2031 Term Facility”). In addition, on June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated, issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At September 30, 2026, the January 2031 Secured Notes bore interest at 6.31% per annum.
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
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2026, the principal amounts outstanding under the January 2031 Refinancing Term Facility were $2,788 million.
As of September 30, 2026, the Company had $100 million of outstanding borrowings, $34 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $666 million under its June 2030 Revolving Credit Facility. The stated rate of interest for borrowings under the Revolving Credit Facility at September 30, 2026 ranges from 6.52% to 6.65% per annum.
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
Borrowings under the January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The stated rate of interest under the January 2031 Refinancing Term Facility at September 30, 2026 was 7.65% per annum.
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
The amortization rate for the January 2031 Refinancing Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments, with the first installment paid on June 30, 2026. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2026, the remaining mandatory quarterly amortization payments for the January 2031 Refinancing Term Facility were $119 million through December 2030, with the remaining term loan balance being due in January 2031.
See Note 10, “FINANCING ARRANGEMENTS” in the Annual Report for additional information regarding the Company’s Senior Secured Credit Facilities and Notes.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2026 and December 31, 2025 was 7.63% and 7.70%, respectively.
Loss on Extinguishment of Debt
In connection with the January 2026 Credit Facility Amendment, the Company incurred a loss on extinguishment of debt of approximately $1 million, representing the difference between the amount paid to settle the extinguished debt and the extinguished debt’s carrying value.
Maturities and Mandatory Payments
As of September 30, 2026, maturities and mandatory payments of debt obligations for the remainder of 2026, five succeeding years ending December 31 and thereafter are as follows:

(in millions)
Remainder of 2026	$7
2027	28
2028	1,440
2029	28
2030	128
2031	3,434
Thereafter	—
Total gross maturities	5,065
Unamortized discounts	(48)
Total long-term debt and other	$5,017

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
As of September 30, 2026, the Company was in compliance with its financial covenants related to its debt obligations. Bausch + Lomb, based on its current forecast for the next twelve months from the date of issuance of these Condensed Consolidated Financial Statements, expects to remain in compliance with its financial covenants and meet its debt service obligations over that same period.
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
During the nine months ended September 30, 2026, the Company received cash proceeds of $26 million from the sales of receivables under this financing arrangement. As of September 30, 2026, these receivables were collected and remitted to the financial institution. The costs related to these transactions were not material.
During the three months ended September 30, 2026, the Company entered into a contract to sell a warehouse and equipment for an aggregate sale price of up to €43 million, and then lease the assets back through a five-year leaseback transaction, with lease payments beginning in January 2028. As of September 30, 2026, the Company sold and leased back €33 million of these assets. This transaction did not qualify as a sale under the applicable accounting guidance, and, as such, the associated warehouse and equipment remained included within Property, plant and equipment, net. The Company refers to failed sale-leasebacks as "other financial liabilities" and recorded the related obligations in Current portion of long-term debt and other financial liabilities and Long-term debt and other financial liabilities in the Consolidated Balance Sheets.
As of September 30, 2026, the Company had $78 million, in aggregate, of outstanding other financial liabilities.
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
Share-based awards granted to senior management align with the Company’s focus on enhancing its revenue growth while maintaining focus on total shareholder return over the long term. The share-based awards granted under this long-term incentive program consist of time-based stock options, time-based RSUs and performance-based RSUs (“PSUs”). The PSUs are comprised of awards that vest upon: (i) achievement of certain share price appreciation conditions, including absolute and relative total shareholder return (“TSR”) (the “TSR PSUs”), (ii) attainment of certain performance targets that are based on the Company’s Organic Revenue Growth (the “Organic Revenue Growth PSUs”), (iii) outperformance of performance goals, based on the level of achievement of: (a) a revenue metric (measured for fiscal year 2026) and (b) relative TSR metric (if applicable) (“OPG PSU”) and (iv) attainment of certain performance targets (measured for fiscal year 2028) that are based on the Company’s adjusted earnings before interest, taxes, depreciation and amortization, as further defined in the applicable award agreement (the “Adjusted EBITDA PSUs”). If the Company’s performance is below a specified performance level, no common shares will be paid. Each vested PSU represents the right of a holder to receive a number of the Company’s common shares up to a specified maximum.
Approximately 7,700,000 common shares were available for future grants as of September 30, 2026. Bausch + Lomb uses reserved and unissued common shares to satisfy its obligations under its share-based compensation plans.
The components and classification of share-based compensation expense related to stock options, PSUs and RSUs directly attributable to those employees specifically identified as Bausch + Lomb employees for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Stock options	$1	$3	$6	$10
PSUs/RSUs	36	24	103	75
Share-based compensation expense	$37	$27	$109	$85

Research and development expenses	$4	$1	$11	$5
Selling, general and administrative expenses	33	26	98	80
Share-based compensation expense	$37	$27	$109	$85

Share-based awards granted for the nine months ended September 30, 2026 and 2025 consist of:

	Nine Months Ended September 30,
	2026	2025
Stock options
Granted	—	1,374,000
Weighted-average exercise price	$—	$15.86
Weighted-average grant date fair value	$—	$4.66
RSUs
Granted	3,770,000	3,867,000
Weighted-average grant date fair value	$18.17	$15.42
TSR PSUs
Granted	416,000	388,000
Weighted-average grant date fair value	$18.51	$15.86
Organic Revenue Growth PSUs
Granted	892,000	753,000
Weighted-average grant date fair value	$17.47	$15.98
Adjusted EBITDA PSUs
Granted	416,000	—
Weighted-average grant date fair value	$18.51	$—
OPG PSUs
Granted	—	10,000
Weighted-average grant date fair value	$—	$11.19
As of September 30, 2026, the remaining unrecognized compensation expense related to all outstanding non-vested stock options, time-based RSUs and PSUs amounted to $136 million, which will be amortized over a weighted-average period of 1.58 years.
12.ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of:

(in millions)	September 30, 2026	December 31, 2025
Foreign currency translation adjustment	$(1,202)	$(1,163)
Pension adjustment, net of tax	(21)	(21)
	$(1,223)	$(1,184)
Income taxes are not provided for foreign currency translation adjustments arising on the translation of Bausch + Lomb’s operations having a functional currency other than the U.S. dollar, except to the extent of translation adjustments related to Bausch + Lomb’s retained earnings for foreign jurisdictions in which Bausch + Lomb is not considered to be permanently reinvested.

13.OTHER EXPENSE (INCOME), NET
Other expense (income), net for the three and nine months ended September 30, 2026 and 2025 consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Asset impairments	$4	$—	$13	$—
Restructuring, integration and separation costs	9	11	21	43
Gain on sale of assets	—	(6)	(3)	(6)
Litigation and other matters	8	1	20	8
Acquired in-process research and development costs	—	—	16	29
Acquisition-related costs	3	2	4	5
Acquisition-related contingent consideration	6	(23)	10	(50)
Other expense (income), net	$30	$(15)	$81	$29
The Company evaluates opportunities to improve its operating results and implements cost savings programs to streamline its operations and eliminate redundant processes and expenses. Restructuring and integration costs include expenses associated with the implementation of these cost savings programs and include expenses associated with reducing headcount and other cost reduction initiatives. Restructuring, integration and separation costs for the nine months ended September 30, 2026 and 2025 were $21 million and $43 million, respectively, and primarily consist of employee severance costs. These severance costs were provided under an ongoing benefit arrangement and were therefore recorded once they were both probable and reasonably estimable in accordance with the provisions of ASC 712-10, “Nonretirement Postemployment Benefits”.
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
Provision for income taxes for the nine months ended September 30, 2026 was $28 million. The difference between the statutory tax rate and the effective tax rate is primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) the tax effects of acquired tax intangibles and net operating losses, (b) a benefit related to a favorable settlement in a foreign jurisdiction, (c) the filing of certain tax returns and (d) a one-time tax assessment of a foreign subsidiary. Benefit from income taxes for the nine months ended September 30, 2025 was $36 million. The difference between the statutory tax rate and the effective tax rate was primarily attributable to jurisdictional mix of earnings and the discrete tax effects of: (a) a benefit for previously accrued taxes that settled favorably with the Internal Revenue Service, (b) the impact of the voluntary recall of certain enVista® IOL products, (c) the filing of certain tax returns and (d) a change in the deduction for stock compensation.
The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $226 million and $212 million as of September 30, 2026 and December 31, 2025, respectively. The increase is related to losses incurred during the nine months ended September 30, 2026 in jurisdictions for which the Company has established a full valuation allowance.
The Company’s U.S. affiliates remain under examination for various federal and state tax audits in the United States for years 2017 through 2024.
Bausch + Lomb in Canada is under examination for the 2023 tax year.
The Company's subsidiaries in Germany are under audit for tax years 2017 through 2019. The Company received a preliminary assessment from the German taxing authority that would disallow certain trade tax and transfer pricing adjustments. The Company is contesting this proposed tax deficiency through the appropriate appeals process, and if necessary, through appropriate litigation. Based on the current information available, the Company believes any exposure would not be material to its consolidated financial statements. Accordingly, no additional income tax provision has been recorded as of September 30, 2026.
The Company's subsidiaries in France are under audit for tax years 2023 through 2025.
As of September 30, 2026 and December 31, 2025, the Company had unrecognized tax benefits of $59 million and $71 million, respectively, which included interest and penalties of $10 million and $12 million, respectively. Of the total unrecognized tax benefits as of September 30, 2026, $50 million would reduce the Company’s effective tax rate, if recognized.
15.EARNINGS (LOSS) PER SHARE
Income (loss) per share attributable to Bausch + Lomb Corporation for the three and nine months ended September 30, 2026 and 2025 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income (loss) attributable to Bausch + Lomb Corporation	$32	$(28)	$(53)	$(302)
Basic weighted-average common shares outstanding	357.6	354.2	356.6	353.6
Diluted effect of stock options and RSUs	3.9	—	—	—
Diluted weighted-average common shares outstanding	361.5	354.2	356.6	353.6

Basic and diluted income (loss) per share attributable to Bausch + Lomb Corporation	$0.09	$(0.08)	$(0.15)	$(0.85)
During the nine months ended September 30, 2026 and three and nine months ended September 30, 2025, all potential common shares issuable for RSUs, PSUs and stock options were excluded from the calculation of diluted loss per share, as the effect of including them would have been anti-dilutive. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 4,041,000 common shares for the nine months ended September 30, 2026. The dilutive effect of potential common shares issuable for RSUs, PSUs and stock options on the weighted-average number of common shares outstanding would have been approximately 3,184,000 and 2,700,000 common shares for the three and nine months ended September 30, 2025, respectively.
During the three and nine months ended September 30, 2026, RSUs, PSUs and stock options to purchase approximately 9,079,000 and 10,936,000 common shares, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive under the treasury stock method. During the three and nine months ended September 30, 2026, an additional 3,082,000 PSUs were not included in the computation of diluted earnings per share as they are either linked to the completion of the Separation or the required performance conditions had not yet been met.
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

On a quarterly basis, Bausch + Lomb evaluates developments in legal proceedings, potential settlements and other matters that could increase or decrease the amount of the liability accrued. As of September 30, 2026, Bausch + Lomb’s Condensed Consolidated Balance Sheets includes accrued current loss contingencies of $21 million related to matters which are both probable and reasonably estimable. For all other matters, unless otherwise indicated, Bausch + Lomb cannot reasonably predict the outcome of these legal proceedings, nor can it estimate the amount of loss, or range of loss, if any, that may result from these proceedings. An adverse outcome in certain of these proceedings could have a material adverse effect on Bausch + Lomb’s business, financial condition and results of operations, and could cause the market price or value of its common shares and/or debt securities to decline.
Antitrust
Generic Pricing Antitrust Litigation
BHC and its subsidiaries, Oceanside Pharmaceuticals, Inc., Bausch Health US, LLC (formerly Valeant Pharmaceuticals North America LLC) (“Bausch Health US”), and Bausch Health Americas, Inc. (formerly Valeant Pharmaceuticals International) (“Bausch Health Americas”) (for the purposes of this paragraph, collectively, the “Company”), are defendants in multidistrict antitrust litigation (“MDL”) entitled In re: Generic Pharmaceuticals Pricing Antitrust Litigation, pending in the U.S. District Court for the Eastern District of Pennsylvania (MDL 2724, 16 MD-2724). Bausch + Lomb Corporation had been named as a defendant in the MDL in one complaint, but this complaint has been amended to remove Bausch + Lomb Corporation and, as a result, Bausch + Lomb Corporation is no longer a party to the MDL. The lawsuits seek damages under federal and state antitrust laws, state consumer protection and unjust enrichment laws and allege that the Company’s subsidiaries entered into a conspiracy to fix, stabilize, and raise prices, rig bids and engage in market and customer allocation for generic pharmaceuticals. The lawsuits, which are brought as putative class actions by direct purchasers, end payers, and indirect resellers, and as direct actions by direct purchasers, end payers, insurers, hospitals, pharmacies, and various Counties, Cities, and Towns, are consolidated into the MDL. The Company has settled some of these lawsuits, while others remain pending. There are also additional, separate complaints which are consolidated in the same MDL that do not name the Company or any of its subsidiaries as a defendant. State of Connecticut, et al. v. Sandoz, Inc., et al., (D. CT, C.A. No. 3:20-00802), in which Bausch Health US and Bausch Health Americas are defendants, has been remanded to and is pending in the U.S. District Court for the District of Connecticut. Bausch Health US and Bausch Health Americas reached an agreement to settle the Connecticut case, which received final court approval, and have been dismissed from the case with prejudice. There are cases pending in the Court of Common Pleas of Philadelphia County and New York State Supreme Court against the Company and other defendants related to the multidistrict litigation. The Company disputes the claims against it and these cases will be defended vigorously.
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
In December 2023, LTL changed its name to LLT Management LLC (“LLT”). In June and July 2024, LLT solicited votes for a new “pre-packaged” Chapter 11 plan, and after the reported successful solicitation of votes to commence the planned bankruptcy, LLT and certain affiliates underwent another corporate restructuring that resulted in two entities, Red River Talc LLC (“Red River”) and Pecos River Talc LLC (“Pecos River”), assuming the talc liabilities of LLT. On September 20, 2024, Red River filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas (the “Texas Bankruptcy Court”), seeking to resolve all ovarian cancer-related talc claims. On October 21, 2024, the Texas Bankruptcy Court agreed to enter a temporary restraining order and preliminary injunction staying all ovarian cancer-related talc claims at least through December 2024, which it has then extended through March 15, 2025. On December 9, 2024, Red River filed a Second Amended Chapter 11 plan incorporating the settlement with the Talc Claimants’ Committee. A hearing on confirmation of the plan and any objections thereto began on February 18, 2025. Johnson & Johnson has reported that the entity Pecos River will be responsible for resolving all non-ovarian cancer-related talc claims outside of bankruptcy. After the conclusion of the confirmation hearing, on March 31, 2025, the Texas Bankruptcy Court issued a memorandum decision denying confirmation of the plan, ordering the dismissal of Red River’s bankruptcy case and vacating the preliminary injunction. The debtor’s time to appeal has expired. Certain claimants filed motions to reconsider the dismissal of the bankruptcy case. Those motions were denied and the time to appeal has expired.
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
General Civil Actions
Doctors Allergy Formula Lawsuit
In April 2018, Doctors Allergy Formula, LLC (“Doctors Allergy”), filed a lawsuit against Bausch Health Americas in the Supreme Court of the State of New York, County of New York, asserting breach of contract and related claims under a 2015 Asset Purchase Agreement, which purports to include milestone payments that Doctors Allergy alleges should have been paid by Bausch Health Americas. Doctors Allergy claims its damages are not less than $23 million. Bausch Health Americas has asserted counterclaims against Doctors Allergy. Bausch Health Americas filed a motion seeking an order granting Bausch Health Americas’ motion for summary judgment on its counterclaims against Doctors Allergy and dismissing Doctors Allergy’s claims against Bausch Health Americas. The motion was fully briefed as of May 2021. The Court held a hearing on the motion on January 25, 2022. On May 12, 2023, the Court issued a Decision and Order denying the motion. On June 14, 2023, Bausch Health Americas filed a Notice of Appeal as to the Decision and Order. On March 13, 2024, Bausch Health Americas filed its appellate brief with the Appellate Division of the New York Supreme Court, First Department, appealing the trial court’s denial of Bausch Health America’s motion for summary judgment. Doctors Allergy filed its answering brief on July 26, 2024, and Bausch Health Americas filed its reply brief on September 13, 2024. The Appellate Division heard oral argument on November 7, 2024. On December 5, 2024, the Appellate Division denied Bausch Health Americas’ appeal as to Doctors Allergy’s second cause of action (breach of contract) and Bausch Health Americas’ counterclaims, but it granted the appeal as to Doctors Allergy’s third cause of action (breach of the implied duty of good faith and fair dealing) and dismissed that claim. On December 13, 2024, the Appellate Division remitted this action back to the trial court and on April 20, 2026, jury selection began. On May 8, 2026, the jury returned a split verdict on various causes of action, ultimately awarding a monetary judgment in favor of Doctors Allergy. Accordingly, the Company recorded a liability for the estimated loss associated with the judgment, which is reflected in the accompanying condensed consolidated financial statements. On June 1, 2026, Bausch Health Americas submitted its motion for judgment notwithstanding the verdict, which is now fully briefed and remains pending. Bausch Health Americas continues to dispute the claims against it and this lawsuit will be defended vigorously.
Completed or Inactive Matters
The following matters have concluded, have settled, are the subject of an agreement to settle or have otherwise been closed during or prior to the three months ended September 30, 2026 or have been inactive from the Company’s perspective for several fiscal quarters or the Company anticipates that no further material activity will take place with respect thereto. Due to the closure, settlement, inactivity or change in status of the matters referenced below, these matters will no longer appear in the Company’s future public reports and disclosures, unless required or as deemed appropriate. With respect to inactive matters, to the extent material activity takes place in subsequent quarters with respect thereto, the Company will provide updates as required or as deemed appropriate.
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
Intellectual Property - Vyzulta and Lotemax SM Patent Litigation
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
Generic Pricing Antitrust Litigation (Resolved)
In addition to the matter described above under “Generic Pricing Antitrust Litigation”, BHC and certain U.S. and Canadian subsidiaries (for the purposes of this paragraph, collectively the “Company”) were also named as defendants in a proposed class proceeding entitled Kathryn Eaton v. Teva Canada Limited, et al. in the Federal Court in Toronto, Ontario, Canada (Court File No. T-607-20). The plaintiff sought to certify a proposed class action on behalf of persons in Canada who purchased generic drugs in the private sector, alleging that the Company and other defendants violated the Competition Act by conspiring to allocate the market, fix prices, and maintain the supply of generic drugs, and seeking damages under federal law. The proposed class action contained similar allegations to the In re: Generic Pharmaceuticals Pricing Antitrust Litigation pending in the U.S. Court for the Eastern District of Pennsylvania. On February 20, 2026, the Canadian court declined to certify the action and dismissed the action against the Company. The deadline for the filing of an appeal has passed with no appeal filed.
17.SEGMENT INFORMATION
Reportable Segments
The Company’s interim Chief Executive Officer (“CEO”), who is the Company’s Chief Operating Decision Maker, manages the business through three operating segments, consistent with how the Company’s interim CEO: (i) assesses operating performance on a regular basis, (ii) makes resource allocation decisions and (iii) designates responsibilities of his direct reports. The Company operates in the following operating segments, which also qualify as reportable segments: (i) Vision Care, (ii) Pharmaceuticals and (iii) Surgical. These segments are generally determined based on the decision-making structure of Bausch + Lomb and the grouping of similar products and services.
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

Segment Revenues and Profit
Segment revenues and profits for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended September 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Product Sales	$773	$734	$366	$329	$232	$214	$1,371	$1,277
Other Revenues	1	2	1	1	2	1	4	4
	774	736	367	330	234	215	1,375	1,281

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	281	279	88	106	116	124
Cost of other revenues	—	—	1	1	—	—
Selling, general and administrative	240	225	127	132	77	72
Research and development	9	15	17	15	9	11
Segment Profit	$244	$217	$134	$76	$32	$8	410	301
Corporate							(168)	(153)
Amortization of intangible assets							(57)	(68)
Other (expense) income, net							(30)	15
Operating income							155	95
Interest income							2	3
Interest expense							(95)	(101)
Loss on extinguishment of debt							—	3
Foreign exchange and other							(4)	(3)
Income (loss) before provision for income taxes							$58	$(3)

	Vision Care		Pharmaceuticals		Surgical		Total
	Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Revenues
Product Sales	$2,262	$2,139	$1,024	$902	$713	$641	$3,999	$3,682
Other Revenues	7	6	2	4	5	4	14	14
	2,269	2,145	1,026	906	718	645	4,013	3,696

Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	843	820	255	303	396	390
Cost of other revenues	—	—	2	4	—	—
Selling, general and administrative	715	689	414	439	230	218
Research and development	36	34	66	36	34	34
Segment Profit	$675	$602	$289	$124	$58	$3	1,022	729
Corporate							(499)	(497)
Amortization of intangible assets							(171)	(202)
Other expense, net							(81)	(29)
Operating income							271	1
Interest income							10	9
Interest expense							(285)	(323)
Loss on extinguishment of debt							(1)	(6)
Foreign exchange and other							(12)	(11)
Loss before provision for income taxes							$(17)	$(330)
Revenues by Segment and by Product Category
Revenues by segment and product category were as follows:

	Vision Care		Pharmaceuticals		Surgical		Total
	Three Months Ended September 30,
(in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Pharmaceuticals	$1	$1	$318	$279	$—	$—	$319	$280
Devices	285	270	—	—	232	214	517	484
OTC	477	454	—	—	—	—	477	454
Branded and Other Generics	10	9	48	50	—	—	58	59
Other revenues	1	2	1	1	2	1	4	4
	$774	$736	$367	$330	$234	$215	$1,375	$1,281

	Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Pharmaceuticals	$3	$3	$882	$759	$—	$—	$885	$762
Devices	808	763	—	—	713	641	1,521	1,404
OTC	1,418	1,344	—	—	—	—	1,418	1,344
Branded and Other Generics	33	29	142	143	—	—	175	172
Other revenues	7	6	2	4	5	4	14	14
	$2,269	$2,145	$1,026	$906	$718	$645	$4,013	$3,696
The top ten products/franchises represented 57% and 55% of total revenues for the nine months ended September 30, 2026 and 2025, respectively.

18.SUBSEQUENT EVENTS
Chief Executive Officer Transition and Separation Agreement
On October 12, 2026 (the “Transition Date”), the Company announced the appointment of Thomas J. Appio as interim Chief Executive Officer of the Company, effective as of the Transition Date. Brent Saunders, former Chief Executive Officer of the Company and a member of the Company’s Board, and the Board mutually agreed to Mr. Saunders’ departure from the Company, effective as of the Transition Date. In connection with his departure, Mr. Saunders also ceased serving on the Board effective as of the Transition Date. As part of the separation agreement between the Company and Mr. Saunders, dated as of October 11, 2026, (the “Separation Agreement”), Mr. Saunders will receive a lump-sum cash payment of approximately $75 million in the aggregate, that will be payable in accordance with the Separation Agreement. Pursuant to the Separation Agreement, all of Mr. Saunders’ outstanding equity and equity-based incentive awards, whether vested or unvested, under the Company’s 2022 Omnibus Incentive Plan, were forfeited and cancelled effective upon entering into the Separation Agreement. As the Separation Agreement was entered into subsequent to September 30, 2026, the accompanying condensed consolidated financial statements do not reflect any amounts related to the Separation Agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Unless the context otherwise indicates, as used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the terms “we,” “us,” “our,” “Bausch + Lomb,” the “Company,” and similar terms refer to Bausch + Lomb Corporation and its subsidiaries. This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated through October 28, 2026 and should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Form 10-Q”). The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended (the “Act”), and Section 21E of The Securities Exchange Act of 1934, as amended, and that may be forward-looking information within the meaning defined under applicable Canadian securities laws (collectively, “Forward-Looking Statements”). See “Forward-Looking Statements” at the end of this discussion.
Our accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K filed with the SEC and the Canadian Securities Administrators (the “CSA”) on February 18, 2026 (the “Annual Report”). In our opinion, the unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. Additional Company information is available on SEDAR+ at www.sedarplus.com and on the SEC website at www.sec.gov. All currency amounts are expressed in U.S. dollars, unless otherwise noted. Certain defined terms used herein have the meaning ascribed to them in the accompanying unaudited interim Condensed Consolidated Financial Statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025.
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
Bausch + Lomb is a subsidiary of Bausch Health Companies Inc. (“BHC”), with BHC holding, directly or indirectly, approximately 87% of the issued and outstanding common shares of Bausch + Lomb, as of October 21, 2026. On August 6, 2020, BHC announced its plan to separate our eye health business into an independent publicly traded entity, separate from the remainder of BHC (the “Separation”).
We understand that BHC continues to evaluate all relevant factors and considerations relating to its investment in Bausch + Lomb, including any completion of the full Separation. However, there can be no assurance that the Separation will be consummated, the form any such consummated Separation would take or that, even if consummated, we will realize the anticipated benefits from the Separation.
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
Vision Care
•Lumify® Franchise – An OTC redness reliever eye drop that significantly reduces redness to help eyes look whiter and brighter, revealing eyes’ natural beauty. To date, we have launched and acquired the right to launch Lumify® in various countries. A new line extension formulation, Lumify® Preservative Free, was launched in the first quarter of 2025. In addition, the Company has completed a Lumify® next generation ("Lumify NXTTM" (formerly Lumify Luxe)) development program, for which a Phase 3 study met all primary and secondary endpoints and for which the New Drug Application (“NDA”) has been submitted and approval is anticipated in the first half of 2027.
•Blink® Franchise – During June 2024, we expanded our over-the-counter dry eye portfolio with the launch of Blink® NutriTears®, a clinically proven OTC nutritional supplement that targets the key root causes of dry eyes, promotes healthy tear production and provides noticeable relief of eye dryness symptoms. In June 2025, the Company launched Blink® Boost preservative free lubricating eye drops in the U.S. and, in March 2026, we launched a preservative-free lipid-based formulation of our Blink Triple Care® product.
•PreserVision AREDS3TM Eye Vitamins – We have developed PreserVision AREDS3TM, a next-generation eye vitamin formulation, in an effort to expand our eye vitamins portfolio. PreserVision AREDS3TM formula was launched in the first half of 2026.
•Bioactive Lens – We are developing a new bioactive contact lens incorporating bioactive hyaluronic acid hydrogel, a novel material design for daily disposable contact lens. Internal clinical studies have been ongoing, and we have completed the first external clinical study. The second external study is expected to start in the first half of 2027.
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
Pharmaceuticals

•Dual-Action Lifitegrast – We are developing the first dual-action therapeutic to address evaporative and inflammatory dry eye. Phase 2b data provided a clear path forward, and we are advancing the dual-action eye drop into Phase 3 development.
•Ocular Pain – We are developing a first-in-class neurosensory agent therapy for ocular surface pain. We have completed the Phase 1 study, and Phase 2 results are anticipated in the second half of 2026.
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
Surgical
•enVista® – We are expanding our portfolio of premium IOLs built on the enVista® platform with the following:
◦enVista Aspire® monofocal and toric IOLs with Intermediate Optimized optics. These IOLs launched in the U.S. in October 2023 and in Europe and Canada in 2025.
◦enVista Envy® trifocal IOLs. These IOLs launched in Canada, the U.S., Europe and Hong Kong, and rollouts into additional geographies are expected.
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
•ELIOS® – In December 2024, we acquired Elios Vision, Inc. (“Elios Vision”). Elios Vision, a privately held company, is the developer of the ELIOS® procedure, the first clinically validated, minimally invasive glaucoma surgery procedure using an excimer laser. The U.S. launch of this product is anticipated by the end of 2026 and we expect this acquisition to then bolster the Company’s glaucoma treatment portfolio.
•SeeNovaTM – We are developing the next generation ophthalmic microsurgical system for Anterior, Posterior and Combined segment surgeries. US and EU releases are anticipated in 2028.
•SeeLyraTM – Femtosecond laser assisted cataract surgery system with integration of phaco components. European CE Mark was obtained in September 2026 and 510k submission is anticipated, with approval anticipated by the end of 2026.
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
The imposed U.S. and European Union (“EU”) sanctions and export controls against Russia and Belarus temporarily impacted our ability to distribute certain products to Russia and Belarus. However, in response to these sanctions, we obtained licenses, or other applicable governmental authorizations, necessary to allow us to sell the applicable currently sanctioned products in each of these countries. To date, the challenges associated with the Russia-Ukraine War and related sanctions from the U.S., EU and elsewhere have not yet had a material impact on our operations; although, we continue to review recent and proposed sanctions imposed by the EU, U.S. and others to assess their impact on our operations. Our revenues attributable to Russia, Ukraine and Belarus, in the aggregate, were approximately 3% of our total revenues for both the nine months ended September 30, 2026 and year ended December 31, 2025. In addition, we do not have any research or manufacturing facilities in Russia, Ukraine or Belarus.
The conflict between Israel and Hamas began during October 2023 and expanded to include other countries and militant groups, including Iran. Commencing in February 2026, the conflict further escalated and the U.S. and Israel began launching ongoing missile strikes against Iran, which launched counter strikes against various targets in the region. While certain ceasefire or de-escalation efforts have been announced, the conflict remains ongoing. Our revenues attributable to the impacted regions for the nine months ended September 30, 2026 and year ended December 31, 2025 were approximately 2% of our total revenues in each period. Sales in Iran are covered by a general Office of Foreign Assets Control license.
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
Additionally, on February 20, 2026 the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In response to the U.S. Supreme Court’s decision, new Executive Orders were announced aimed at restructuring U.S. tariff policy and exploring alternative statutory authorities under which to impose or maintain tariffs. On March 4, 2026, the U.S. Court of International Trade (“CIT”) ordered the U.S. Customs and Border Protection (“CBP”) to liquidate (meaning calculate and finalize) and, where applicable, reliquidate, or correct, certain import entries without regard to duties imposed under the IEEPA. The CIT order provides relief for entries affected by IEEPA tariffs, and, on April 20, 2026, the CBP opened the Consolidated Administration and Processing of Entries portal to facilitate the submission and processing of IEEPA duty refund claims. During the nine months ended September 30, 2026, we received approximately $15 million of recoveries related to previously paid tariffs, of which approximately $14 million were received during the three months ended September 30, 2026. We continue to evaluate the impact of these developments on our business, financial condition, cash flows and results of operations.
See the section entitled “Risk Factors” included in our Annual Report, for additional information on the risks associated with tariffs.
Regulatory Compliance of Bausch + Lomb Facilities
In the normal course of business, our products, devices and facilities are the subject of ongoing oversight and review by regulatory and governmental agencies, including general, for cause and pre-approval inspections by the FDA. In June 2026, following a routine FDA inspection of our Tampa, Florida facility, as part of its findings, the FDA issued an Official Action Indicated (“OAI”) of our Tampa, Florida facility. We submitted to the FDA a response to the initial inspection and a subsequent response to the OAI, in connection with which we fully completed all comprehensive corrective and preventive actions raised therewith. Subsequently, in September 2026, we received a warning letter from the FDA in connection with this matter. We have submitted our response to the FDA in connection with the warning letter, and we are in the process of completing the corrective and preventive actions raised. We have also requested a meeting with the FDA and are awaiting a response from the FDA. The Warning Letter does not require the Tampa facility to cease manufacturing operations and does not require a product recall, withdrawal or other market action. The Tampa facility continues to manufacture, release and distribute product and management does not anticipate any interruption to product supply and remains confident in the quality and safety of products manufactured at the Tampa facility.
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
The United States did not announce plans to enact the tax measures under the two-pillar plan. On January 20, 2025, the Trump administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of the G7 countries announced an agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting. In January 2026, the OECD published the “side by side” arrangement package to implement this exclusion. In September, 2026, the Inclusive Framework released further guidance and an updated GloBE Information Return to incorporate the simplifications included in the "side by side" arrangement package. However, we cannot predict whether the United States will adopt any other protective measures including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar One or Pillar Two, in response to the executive order, the “side by side” arrangement described above, or otherwise. It is possible that any changes in United States. or non-U.S. tax law could have a material adverse effect on our future tax liabilities and our effective tax rate.
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
U.S. Legislative Changes
On July 4, 2025, President Trump signed into law H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”). The effects of this legislation for the Company include extending and modifying certain key Tax Cuts & Jobs Act provisions (both domestic and international). The corporate tax rate remains unchanged but bonus depreciation, domestic R&D expensing, and an adjustment to the interest deduction limitation were retroactive to January 2025. The OBBBA makes additional changes to international tax provisions, including substantive changes to existing global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT) provisions. These changes are effective for taxable years after 2025. The Company continues to evaluate the impact of the enactment of the OBBBA, but has determined that, as of September 30, 2026, it should not have a material impact on the Company’s consolidated financial statements.
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
We have in the past commenced, and may in the future commence, infringement proceedings with respect to certain of our products against potential generic competitors or other potential infringers in the U.S. and elsewhere. For example, we previously commenced infringement proceedings against potential generic competitors in the U.S. with respect to our PreserVision®, Lumify®, Lotemax® SM and Vyzulta® products and franchises, which have now been dismissed or otherwise resolved. If we are not successful in such infringement proceedings, we may face increased generic competition for these products.
In addition, the PreserVision® U.S. formulation patent expired in March 2021 and the U.S. patent covering methods of using the formulation expired in early 2026. Our revenues from PreserVision® products for 2025 and 2024 accounted for approximately 6% of our total revenues for each period. While PreserVision® and Lumify® drops were the subjects of certain past patent infringement proceedings and while the Company cannot predict the magnitude or timing of a LOE impact from PreserVision® and Lumify® drops, as these are OTC products, the impact is not expected to be as significant as the LOE of a branded pharmaceutical product.
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

RESULTS OF OPERATIONS
Our unaudited operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Revenues
Product sales	$1,371	$1,277	$94	$3,999	$3,682	$317
Other revenues	4	4	—	14	14	—
	1,375	1,281	94	4,013	3,696	317
Expenses
Cost of goods sold (excluding amortization and impairments of intangible assets)	485	509	(24)	1,494	1,513	(19)
Cost of other revenues	1	1	—	2	4	(2)
Selling, general and administrative (Note 4)	556	528	28	1,688	1,670	18
Research and development	91	95	(4)	306	277	29
Amortization of intangible assets	57	68	(11)	171	202	(31)
Other expense (income), net	30	(15)	45	81	29	52
	1,220	1,186	34	3,742	3,695	47
Operating income	155	95	60	271	1	270
Interest income	2	3	(1)	10	9	1
Interest expense	(95)	(101)	6	(285)	(323)	38
Gain (loss) on extinguishment of debt	—	3	(3)	(1)	(6)	5
Foreign exchange and other	(4)	(3)	(1)	(12)	(11)	(1)
Income (loss) before provision for income taxes	58	(3)	61	(17)	(330)	313
(Provision for) benefit from income taxes	(23)	(22)	(1)	(28)	36	(64)
Net income (loss)	35	(25)	60	(45)	(294)	249
Net income attributable to noncontrolling interest	(3)	(3)	—	(8)	(8)	—
Net income (loss) attributable to Bausch + Lomb Corporation	$32	$(28)	$60	$(53)	$(302)	$249

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
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
Our revenues were $1,375 million and $1,281 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $94 million, or 7%. The increase was attributable to: (i) increased volumes of $63 million across each of our segments, (ii) increased net realized pricing of $31 million, primarily driven by our Vision Care and Pharmaceuticals segments and (iii) incremental sales attributable to acquisitions of $8 million, within our Vision Care and Surgical segments. The increases in revenue were partially offset by: (i) the unfavorable impact of foreign currencies of $6 million and (ii) the impact of divestitures and discontinuations of $2 million primarily related to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the three months ended September 30, 2026 and 2025.

	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$774	56%	$736	57%	$38	5%
Pharmaceuticals	367	27%	330	26%	37	11%
Surgical	234	17%	215	17%	19	9%
Total revenues	$1,375	100%	$1,281	100%	$94	7%
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

The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$774	$5	$779	$736	$43	6%
Pharmaceuticals	367	—	367	330	37	11%
Surgical	234	1	235	215	20	9%
Total	$1,375	$6	$1,381	$1,281	$100	8%
Vision Care Segment Revenue
The Vision Care segment revenue was $774 million and $736 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $38 million, or 5%. The increase was primarily driven by the performance of SiHy Daily lenses and Ultra® within our contact lens business and Lumify® and Artelac® within our consumer eye care business. This increase included: (i) an increase in net pricing of $21 million, (ii) an increase in volumes of $18 million and (iii) incremental sales from acquisitions of $6 million. These increases were partially offset by: (i) the unfavorable impact of foreign currencies of $5 million and (ii) the impact of divestitures and discontinuations of $2 million.
Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $367 million and $330 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $37 million, or 11%. The increase was primarily driven by our branded pharmaceuticals business, driven by MIEBO®. This increase included: (i) an increase in volumes of $26 million and (ii) an increase in net pricing of $11 million.
Surgical Segment Revenue
The Surgical segment revenue was $234 million and $215 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $19 million, or 9%. The increase was primarily driven by growth in premium IOLs. This increase included: (i) an increase in volumes of $19 million and (ii) incremental sales from acquisitions of $2 million. These increases were partially offset by: (i) the unfavorable impact of foreign currencies of $1 million and (ii) a decrease in net realized pricing of $1 million.
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

We actively manage these offerings, focusing on the incremental costs of our patient assistance programs, the level of discounting to non-retail accounts and identifying opportunities to minimize product returns. We also concentrate on managing our relationships with our payors and wholesalers, reviewing the ranges of our offerings and being disciplined as to the amount and type of incentives we negotiate. Provisions recorded to reduce gross product sales to net product sales and revenues for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	2026		2025
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$2,307	100.0%	$2,114	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	125	5.40%	121	5.70%
Returns	12	0.50%	21	1.00%
Rebates	565	24.50%	514	24.30%
Chargebacks	209	9.10%	156	7.40%
Distribution fees	25	1.10%	25	1.20%
Total provisions	936	40.60%	837	39.60%
Net product sales	1,371	59.40%	1,277	60.40%
Other revenues	4		4
Revenues	$1,375		$1,281
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 40.6% and 39.6% for the three months ended September 30, 2026 and 2025, respectively, an increase of 1.0% percentage point, and is primarily attributable to product mix.
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
Cost of goods sold was $485 million and $509 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $24 million, or 5%. The decrease was primarily driven by: (i) the amortization of inventory step-up related to the acquisition of XIIDRA® during the three months ended September 30, 2025 and (ii) $14 million of recoveries related to previously paid tariffs during the three months ended September 30, 2026.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $118 million and Cost of goods sold as a percentage of Product sales was 35.4% and 39.9% for the three months ended September 30, 2026 and 2025, respectively. The favorable change was primarily driven by product mix, from higher margin brands, and the decrease in cost of goods sold, as previously discussed.
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
SG&A expenses were $556 million and $528 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $28 million, or 5%. The increase was primarily attributable to higher selling expense in our Vision Care and Surgical segments, partially offset by lower Business Transformation Costs (as defined and discussed below).

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
R&D expenses were $91 million and $95 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $4 million, or 4%.
Amortization of Intangible Assets
Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. Management continually assesses the useful lives related to our long-lived assets to reflect the most current assumptions.
Amortization of Intangible assets was $57 million and $68 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $11 million, or 16%, primarily due to fully amortized intangible assets no longer being amortized.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense (income), net
Other expense (income), net for the three months ended September 30, 2026 and 2025 consists of the following:

	Three Months Ended September 30,
(in millions)	2026	2025
Asset impairments	$4	$—
Restructuring, integration and separation costs	9	11
Gain on sale of assets	—	(6)
Litigation and other matters	8	1
Acquired in-process research and development costs	—	—
Acquisition-related costs	3	2
Acquisition-related contingent consideration	6	(23)
Other expense (income), net	$30	$(15)
Acquisition-related contingent consideration in 2025 primarily reflects changes in the estimated amount and timing of projected cash flows of certain products.
Operating Income
Operating income was $155 million and $95 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $60 million. This increase primarily reflects the increase in contribution, as previously discussed.
Segment Profit
Segment profit is based on operating income after the elimination of intercompany transactions. Certain costs, such as Amortization of intangible assets and Other expense, net, are not included in the measure of segment profit, as management excludes these items in assessing segment financial performance. Segment profit is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. Segment profit is a performance metric utilized by the Company’s Interim Chief Executive Officer, who is the Company’s Chief Operating Decision Maker, to allocate resources to and assess performance of the Company’s segments. See Note 17, “SEGMENT INFORMATION” to our unaudited interim Condensed Consolidated Financial Statements for a reconciliation of segment profit to Income before provision for income taxes.

The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the three months ended September 30, 2026 and 2025.

	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$244	32%	$217	29%	$27	12%
Pharmaceuticals	134	37%	76	23%	58	76%
Surgical	32	14%	8	4%	24	300%
Vision Care Segment Profit
The Vision Care segment profit was $244 million and $217 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $27 million. The increase was primarily driven by: (i) the increase in revenue, as previously discussed, (ii) higher gross profit driven by product mix in our Consumer business and a one-time tariff refund in our Lens business. These increases were partially offset by an increase in selling expense.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $134 million and $76 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $58 million. The increase was primarily driven by: (i) the increase in revenues, as previously discussed, (ii) the impact of the amortization of inventory step-up related to the acquisition of XIIDRA® during the three months ended September 30, 2025 and (iii) improved operating efficiencies.
Surgical Segment Profit
The Surgical segment profit was $32 million and $8 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $24 million. The increase was primarily due to the increase in revenues, as previously discussed, and higher gross profit primarily driven by the shift to premium IOLs, partially offset by higher selling expense.
Non-Operating Income and Expense
Interest Expense
Interest expense primarily consists of interest payments due, amortization of debt discounts and deferred issuance costs on indebtedness under our credit facilities.
Interest expense was $95 million and $101 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $6 million, primarily driven by lower interest rates on the Company's January 2031 Refinancing Term Facility, as defined below, as compared to the term facilities outstanding during 2025. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding our financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt represents the differences between the amounts paid to settle extinguished debts and the carrying value of the related extinguished debt. Loss on extinguishment of debt was a credit of $3 million for the three months ended September 30, 2025, which reflects a true-up related to our June 2025 Credit Facility Amendment, as defined below.
Foreign Exchange and Other
Foreign exchange and other primarily includes translation gains/losses on intercompany balances and third-party liabilities and the gain/loss due to the change in fair value of foreign currency exchange contracts. Foreign exchange and other was a net loss of $4 million and $3 million for the three months ended September 30, 2026 and 2025, respectively.
Income Taxes
Provision for income taxes was $23 million and $22 million for the three months ended September 30, 2026 and 2025, respectively, an unfavorable change of $1 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional and seasonal mix of earnings and (ii) the discrete tax effect of an adjustment to deferred tax assets reported on an income tax return filed in the quarter.

See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net income (loss) attributable to Bausch + Lomb Corporation
Net income attributable to Bausch + Lomb Corporation was $32 million for the three months ended September 30, 2026 as compared to a net loss attributable to Bausch + Lomb Corporation of $28 million for the three months ended September 30, 2025, an increase in our results of $60 million and was primarily due to the increase in our operating results of $60 million and decrease in interest expense of $6 million, partially offset by the increase in income taxes of $1 million, each as previously discussed.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenues
Our revenues were $4,013 million and $3,696 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $317 million, or 9%. The increase was attributable to: (i) increased volumes of $139 million across each of our segments, (ii) increased net realized pricing of $128 million, driven by our Pharmaceuticals and Vision Care segments, (iii) the favorable impact of foreign currencies of $48 million and (iv) incremental sales attributable to acquisitions of $12 million, within our Vision Care and Surgical segments. The increases in revenue were partially offset by the impact of divestitures and discontinuations of $10 million, primarily relating to the discontinuation of certain products within our Vision Care segment.
The following table presents segment revenues, segment revenues as a percentage of total revenues and the period-over-period changes in segment revenues for the nine months ended September 30, 2026 and 2025.

	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Revenues
Vision Care	$2,269	56%	$2,145	58%	$124	6%
Pharmaceuticals	1,026	26%	906	25%	120	13%
Surgical	718	18%	645	17%	73	11%
Total revenues	$4,013	100%	$3,696	100%	$317	9%
Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)
The following table presents a reconciliation of Revenues to constant currency revenues (non-GAAP) and the period-over-period changes in constant currency revenue (non-GAAP) for the nine months ended September 30, 2026 and 2025. Constant Currency Revenues (non-GAAP) and Constant Currency Revenue Growth (non-GAAP) are defined in the previous section titled “Constant Currency Revenues and Constant Currency Revenue Growth (non-GAAP)”.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025	Change in Constant Currency Revenue (Non-GAAP)
	Revenue as Reported	Changes in Exchange Rates	Constant Currency Revenue (Non-GAAP)	Revenue as Reported
(in millions)					Amount	Pct.
Vision Care	$2,269	$(24)	$2,245	$2,145	$100	5%
Pharmaceuticals	1,026	(7)	1,019	906	113	12%
Surgical	718	(17)	701	645	56	9%
Total	$4,013	$(48)	$3,965	$3,696	$269	7%
Vision Care Segment Revenue
The Vision Care segment revenue was $2,269 million and $2,145 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $124 million, or 6%. The increase was primarily driven by sales from our dry eye portfolio and Lumify® within our consumer eye care business and the performance of SiHy Daily lenses, Ultra® and Biotrue® within our contact lens business. This increase included: (i) an increase in net pricing of $60 million, (ii) an increase in volumes of $43 million, (iii) the favorable impact of foreign currencies of $24 million and (iv) incremental sales from acquisitions of $6 million, partially offset by the impact of discontinuations of $9 million.

Pharmaceuticals Segment Revenue
The Pharmaceuticals segment revenue was $1,026 million and $906 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $120 million, or 13%. The increase was primarily driven by: (i) our branded pharmaceuticals business, driven by MIEBO® and XIIDRA® and (ii) increased sales in our international pharmaceuticals business. The increase included: (i) an increase in net realized pricing of $71 million, (ii) an increase in volumes of $43 million and (iii) the favorable impact of foreign currencies of $7 million, partially offset by the impact of discontinuations of $1 million.
Surgical Segment Revenue
The Surgical segment revenue was $718 million and $645 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $73 million, or 11%. The increase was primarily driven by growth in premium IOLs, which reflects continued growth since the 2025 voluntary recall of certain enVista® IOL products and growth in consumables. This increase included: (i) an increase in volumes of $53 million, (ii) the favorable impact of foreign currencies of $17 million and (iii) incremental sales from acquisitions of $6 million, partially offset by a decrease in net realized pricing of $3 million.
Cash Discounts and Allowances, Chargebacks and Distribution Fees
Provisions recorded to reduce gross product sales to net product sales and revenues for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026		2025
(in millions)	Amount	Pct.	Amount	Pct.
Gross product sales	$6,496	100.0%	$6,050	100.0%
Provisions to reduce gross product sales to net product sales
Discounts and allowances	369	5.70%	346	5.70%
Returns	56	0.90%	53	0.90%
Rebates	1,439	22.10%	1,446	23.80%
Chargebacks	567	8.70%	451	7.50%
Distribution fees	66	1.00%	72	1.20%
Total provisions	2,497	38.40%	2,368	39.10%
Net product sales	3,999	61.60%	3,682	60.90%
Other revenues	14		14
Revenues	$4,013		$3,696
Cash discounts and allowances, returns, rebates, chargebacks and distribution fees as a percentage of gross product sales were 38.4% and 39.1% for the nine months ended September 30, 2026 and 2025, respectively, a decrease of 0.7% percentage points, and is primarily attributable to a decline in rebates, primarily driven by XIIDRA®.
Operating Expenses
Cost of Goods Sold (exclusive of amortization and impairments of intangible assets)
Cost of goods sold was $1,494 million and $1,513 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $19 million, or 1%. The decrease was primarily driven by: (i) the amortization of inventory step-up related to the acquisition of XIIDRA® and impact of the voluntary recall of certain enVista® IOL products during the nine months ended September 30, 2025 and (ii) $15 million of recoveries related to previously paid tariffs during the nine months ended September 30, 2026.
Contribution (product sales revenue less cost of goods sold, exclusive of amortization and impairments of intangible assets) increased by $336 million and Cost of goods sold as a percentage of Product sales was 37.4% and 41.1% for the nine months ended September 30, 2026 and 2025, respectively. The favorable change was primarily driven by: (i) product mix, (ii) the favorable impact of foreign currencies to revenues and (iii) the decrease in cost of goods sold, as previously discussed.

Selling, General and Administrative Expenses
SG&A expenses were $1,688 million and $1,670 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $18 million, or 1%. The increase was primarily attributable to: (i) higher selling expense in our Vision Care and Surgical segments, (ii) higher G&A costs and (iii) the unfavorable impact of foreign currencies on this expense. These increases were partially offset by: (i) lower Business Transformation Costs (as defined below) and (ii) lower advertising and promotional expense as XIIDRA® and MIEBO® have exited the launch phase.
Research and Development Expenses
R&D expenses were $306 million and $277 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $29 million, or 10%, primarily due to certain products in development, as previously discussed.
Amortization of Intangible Assets
Amortization of Intangible assets was $171 million and $202 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $31 million, or 15%, primarily due to fully amortized intangible assets no longer being amortized.
See Note 8, “INTANGIBLE ASSETS AND GOODWILL” to our unaudited interim Condensed Consolidated Financial Statements for further details related to the Amortization of intangible assets.
Other expense, net
Other expense, net for the nine months ended September 30, 2026 and 2025 consists of the following:

	Nine Months Ended September 30,
(in millions)	2026	2025
Asset impairments	$13	$—
Restructuring, integration and separation costs	21	43
Gain on sale of assets	(3)	(6)
Litigation and other matters	20	8
Acquired in-process research and development costs	16	29
Acquisition-related costs	4	5
Acquisition-related contingent consideration	10	(50)
Other expense, net	$81	$29
Acquired in-process research and development costs in 2025 primarily relate to the acquisition of Whitecap Biosciences, as previously discussed.
Operating Income
Operating income was $271 million and $1 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $270 million. This increase primarily reflects the increase in contribution, as previously discussed.
Segment Profit
The following table presents segment profits, segment profits as a percentage of segment revenues and the period-over-period changes in segment profits for the nine months ended September 30, 2026 and 2025.

	2026		2025		Change
(in millions)	Amount	Pct.	Amount	Pct.	Amount	Pct.
Segment Profits / Segment Profit Margins
Vision Care	$675	30%	$602	28%	$73	12%
Pharmaceuticals	289	28%	124	14%	165	133%
Surgical	58	8%	3	—%	55	1,833%

Vision Care Segment Profit
The Vision Care segment profit was $675 million and $602 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $73 million. The increase was primarily driven by the increase in gross profit, primarily from increased revenues and a tariff recovery, each as previously discussed, partially offset by higher selling expense.
Pharmaceuticals Segment Profit
The Pharmaceuticals segment profit was $289 million and $124 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $165 million. The increase was primarily driven by: (i) the increase in revenues, as previously discussed, (ii) the impact of the amortization of inventory step-up related to the acquisition of XIIDRA® during 2025 and (iii) improved operating efficiencies, driven by lower advertising and promotional expense as XIIDRA® and MIEBO® have exited the launch phase. These increases were partially offset by higher R&D expense.
Surgical Segment Profit
The Surgical segment profit was $58 million and $3 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $55 million. The increase was primarily due to: (i) the increase in revenues, as previously discussed, (ii) higher gross profit primarily driven by the shift to premium IOLs and (iii) the enVista® recall which impacted 2025, partially offset by higher selling expense.
Non-Operating Income and Expense
Interest Expense
Interest expense was $285 million and $323 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $38 million. The decrease was primarily attributable to: (i) the write-off of financing costs associated with the June 2025 Credit Facility Amendment, as defined below and (ii) lower interest rates on the Company's January 2031 Refinancing Term Facility, as defined below, as compared to the term facilities outstanding during 2025. See Note 10, “FINANCING ARRANGEMENTS” to our unaudited interim Condensed Consolidated Financial Statements for further details regarding our financing arrangements.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $1 million and $6 million for the nine months ended September 30, 2026 and 2025, respectively, as a result of the January 2026 Credit Facility Amendment and June 2025 Credit Facility Amendment, each as defined below.
Foreign Exchange and Other
Foreign exchange and other was a net loss of $12 million and $11 million for the nine months ended September 30, 2026 and 2025, respectively.
Income Taxes
Provision for income taxes was $28 million for the nine months ended September 30, 2026, as compared to a benefit from income taxes of $36 million for the nine months ended September 30, 2025, an unfavorable change of $64 million. The change in income taxes was primarily related to: (i) a change in the jurisdictional mix of earnings resulting in a benefit in the prior year offset by the (ii) discrete tax effects of: (a) a current year benefit related to a favorable settlement in a foreign jurisdiction and (b) the tax effects of acquired tax intangibles and net operating losses recorded in the current year.
See Note 14, “INCOME TAXES” to our unaudited interim Condensed Consolidated Financial Statements for further details.
Net loss attributable to Bausch + Lomb Corporation
Net loss attributable to Bausch + Lomb Corporation for the nine months ended September 30, 2026 and 2025 was $53 million and $302 million, respectively, an increase in our results of $249 million and was primarily driven by the increase in our operating results of $270 million and decrease in interest expense of $38 million, partially offset by the increase in the provision for income taxes of $64 million, each as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Net cash provided by operating activities	$418	$147	$271
Net cash used in investing activities	(290)	(267)	(23)
Net cash (used in) provided by financing activities	(8)	109	(117)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	27	(29)
Net increase in cash and cash equivalents and restricted cash	118	16	102
Cash and cash equivalents and restricted cash, beginning of period	397	316	81
Cash and cash equivalents and restricted cash, end of period	$515	$332	$183
Operating Activities
Net cash provided by operating activities was $418 million and $147 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $271 million, and is primarily attributable to the increase in our operating results, as previously discussed, partially offset by the timing of payments in the normal course of business.
Investing Activities
Net cash used in investing activities was $290 million and $267 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $23 million. The increase was primarily driven by an increase in Acquisition and other investments of $63 million, of which $35 million related to a milestone payment during the nine months ended September 30, 2026, after achieving an annual sales-based milestone for MIEBO®, under the terms of a December 2019 license agreement with Novaliq GmbH. The increase was partially offset by a decrease in purchases of property, plant and equipment during the nine months ended September 30, 2026.
Financing Activities
Net cash used in financing activities was $8 million for the nine months ended September 30, 2026, as compared to net cash provided by financing activities of $109 million for the nine months ended September 30, 2025, a decrease of $117 million. The decrease is primarily attributable to borrowings under the May 2027 Revolving Credit Facility (as defined below), during the nine months ended September 30, 2025.
Liquidity and Debt
Future Sources of Liquidity
Our primary sources of liquidity are expected to be our cash and cash equivalents, cash collected from customers, funds as needed from our June 2030 Revolving Credit Facility, and issuances of other long-term debt, additional equity and equity-linked securities. In addition, as part of our ongoing working capital management, on January 9, 2026, we entered into a financing arrangement, that permits us, subject to certain conditions, to sell certain receivables to a third-party financial institution, potentially accelerating access to cash and reducing our credit risk. During the nine months ended September 30, 2026, the Company sold trade receivables and received cash proceeds totaling $26 million, under this arrangement, which were then collected and remitted to the financial institution as of September 30, 2026.
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
On June 26, 2025, Bausch + Lomb entered into an incremental amendment (the “June 2025 Credit Facility Amendment”) to our credit agreement, which consisted of a new $800 million revolving credit facility maturing June 26, 2030 (the “June 2030 Revolving Credit Facility”) and a new $2,325 million term B loan facility maturing January 15, 2031 (the “January 2031 Term Facility”). In addition, on June 26, 2025, Bausch + Lomb’s subsidiaries, Bausch + Lomb Netherlands B.V. and Bausch & Lomb Incorporated, issued €675 million aggregate principal amount of Senior Secured Floating Rate Notes due January 2031 (the “January 2031 Secured Notes” and, together with the October 2028 Secured Notes, the “Senior Secured Notes”). The January 2031 Secured Notes accrue interest at a rate per annum of: (i) three-month EURIBOR (subject to a 0% floor) plus (ii) 3.875%, reset quarterly, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2026. At September 30, 2026, the January 2031 Secured Notes bore interest at 6.31% per annum.
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
The Senior Secured Credit Facilities are secured by substantially all of the assets of Bausch + Lomb and its material, wholly-owned Canadian, U.S., Dutch and Irish subsidiaries, subject to certain exceptions. The Term Facilities are denominated in U.S. dollars, and borrowings under the June 2030 Revolving Credit Facility may be made available in U.S. dollars, euros, pounds sterling and Canadian dollars. As of September 30, 2026, the principal amounts outstanding under the January 2031 Refinancing Term Facility were $2,788 million.
As of September 30, 2026, the Company had $100 million of outstanding borrowings, $34 million of issued and outstanding letters of credit and remaining availability, subject to certain customary conditions, of $666 million under its June 2030 Revolving Credit Facility. The stated rate of interest for borrowings under the Revolving Credit Facility at September 30, 2026 ranges from 6.52% to 6.65% per annum.
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
Borrowings under the January 2031 Refinancing Term Facility bear interest at a rate per annum equal to, at our option, either: (i) a term SOFR-based rate, plus an applicable margin of 3.75%, or (ii) a U.S. dollar base rate, plus an applicable margin of 2.75%. The stated rate of interest under the January 2031 Refinancing Term Facility at September 30, 2026 was 7.65% per annum.
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
The amortization rate for the January 2031 Refinancing Term Facility is 1.00% per annum, or $28 million, payable in quarterly installments, with the first installment paid on June 30, 2026. Bausch + Lomb may direct that prepayments be applied to such amortization payments in order of maturity. As of September 30, 2026, the remaining mandatory quarterly amortization payments for the January 2031 Refinancing Term Facility were $119 million through December 2030, with the remaining term loan balance being due in January 2031.
Weighted Average Stated Rate of Interest
The weighted average stated rate of interest for the Company’s outstanding debt obligations as of September 30, 2026 and December 31, 2025 was 7.63% and 7.70%, respectively.
Credit Ratings
As of the date of this filing, October 28, 2026, the credit ratings and outlook from Moody’s, S&P and Fitch for certain outstanding obligations of Bausch + Lomb were as follows:

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
Other Future Cash Requirements
Our other future cash requirements relate to working capital, capital expenditures, business development transactions (including contingent consideration and milestone-based payments that may become payable upon the achievement of specified events), restructuring and integration, benefit obligations and litigation settlements. In addition, we may use cash to enter into licensing arrangements and/or to make strategic acquisitions. We regularly consider further acquisition opportunities, some of which could be sizable.
In addition to our working capital requirements, as of the date of this filing, October 28, 2026, we expect our primary cash requirements for the period October 1, 2026 through December 31, 2026 to include:
•Debt repayments and interest—We expect to make interest payments of approximately $130 million and mandatory debt amortization payments of $7 million for the period October 1, 2026 through December 31, 2026 under our Senior Secured Credit Facilities and may elect to make additional principal payments under certain circumstances. Further, in the ordinary course of business, we may borrow and repay amounts under our June 2030 Revolving Credit Facility to meet business needs, see Item 1A. Risk Factors—"Our indebtedness could adversely affect our business and our ability to meet our obligations” included in our Annual Report;
•Capital expenditures—We expect to make payments of approximately $60 million for property, plant and equipment for the period October 1, 2026 through December 31, 2026.
•Acquisitions—On October 8, 2026, the Company entered into an agreement to acquire certain ophthalmic surgical manufacturing businesses. The acquisition is expected to close during the fourth quarter of 2026 for an upfront cash payment of approximately $85 million, due at closing.
•On October 12, 2026, Brent Saunders, former Chief Executive Officer of the Company and a member of the Company’s Board, and the Board mutually agreed to Mr. Saunders’ departure from the Company. As part of the separation agreement between the Company and Mr. Saunders, dated as of October 11, 2026, (the “Separation Agreement”), Mr. Saunders will receive a lump-sum cash payment of approximately $75 million in the aggregate, that will be payable in accordance with the Separation Agreement.
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
At October 21, 2026, we had 357,497,374 issued and outstanding common shares. In addition, as of October 21, 2026, we had outstanding approximately 7,200,000 stock options and 5,900,000 restricted share units that each represent the right of a holder to receive one of Bausch + Lomb’s common shares and 4,100,000 performance-based restricted share units that represent the right of a holder to receive a number of the Company’s common shares up to a specified maximum. A maximum of 9,300,000 common shares could be issued upon vesting of the performance-based restricted share units outstanding.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our Condensed Consolidated Financial Statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain. Management has reassessed the critical accounting policies and estimates as disclosed in Note 2 to the audited Consolidated Financial Statements included in our Annual Report, and determined that there were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026.
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
These forward-looking statements relate to, among other things: our business strategy, business plans, business prospects and forecasts and changes thereto; product pipeline, prospective products and product approvals, expected launches of new products, product development and results of current and anticipated products; pending acquisitions; anticipated results from completed and pending acquisitions; anticipated revenues for our products; expected Research and Development (“R&D”) and marketing spend; our expected primary cash and working capital requirements for the remainder of 2026 and beyond; our plans for continued improvement in operational efficiency and the anticipated impact of such plans; our beliefs about our manufacturing facilities and relationships; the expected impact of the tariffs imposed (or proposed to be imposed) by the U.S. (including on the countries in which we do business and sectors in which we do business (including pharmaceuticals)) and counter-tariffs or other retaliatory measures imposed (or that may be imposed) on the U.S. by other countries and disruptions to global supply chains and other potential results as a result of these developments and the potential actions the Company may take to help mitigate the impact of the tariffs, counter-tariffs and other trade restrictions and the success of such actions and the Company’s ability to recover any tariffs that are eligible for refund claims and the impact that any such tariff recoveries may have on the Company’s business, financial condition, cash flows and results of operations; expected risks of loss of patent or regulatory exclusivity; our liquidity and our ability to satisfy our debt maturities as they become due; our ability to comply with the covenants contained in our Amended Credit Agreement and in the indentures governing our October 2028 Secured Notes, the January 2026 Credit Facility Amendment and January 2031 Secured Notes; any proposed pricing actions; exposure to foreign currency exchange rate changes and interest rate changes; the potential effects of the new legislation commonly referred to as One Big Beautiful Bill Act, including the impact of such legislation on the Company’s tax provision for both 2026 and future years; the potential impact of changes in U.S. and non-U.S. tax laws on the Company’s future tax liabilities and effective tax rate, including as a result of the implementation of the Organisation for Economic Co-operation and Development inclusive framework on Base Erosion and Profit Shifting and the protective measures proposed by the United States in response thereto; the outcome of contingencies, such as litigation, subpoenas, investigations, inspections, reviews, audits and regulatory proceedings and any expected indemnifications therefrom; the anticipated impact of the adoption of new accounting standards; general market conditions and economic uncertainty; our expectations regarding our financial performance, including our future financial and operating performance, revenues, expenses, gross margins and income taxes; our impairment assessments, including the assumptions used therein and the results thereof; the anticipated effect of current market conditions and recessionary pressures in one or more of our markets; the anticipated effect of macroeconomic factors, including inflation and fluctuations in exchange rates and interest rates as a result of the imposition of tariff and other trade protection measures; the anticipated impact from the conflict between Russia and Ukraine; the anticipated impact from the conflict involving Iran, by the U.S. and Israel and the related unrest in the Middle East region; and the anticipated separation from Bausch Health Companies Inc. (“BHC”), including the structure and expected timetable for completing such separation transaction.
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
•risks and uncertainties associated with the appointment of our new Chairman and Interim Chief Executive Officer, including with respect to the demands of his overlapping role as chief executive officer of BHC and any actual or perceived conflicts of interest relating thereto and any potential changes to the Company's business strategies that he may implement and any potential disruption and uncertainty among management, employees, current and potential customers, other third parties with whom we do business and shareholders that such changes may create;
•risks and uncertainties associated with the proposed plan to separate Bausch + Lomb from BHC, which include, but are not limited to, the expected benefits and costs of the Separation (as defined below), the expected timing of completion of the Separation and its manner and terms (including that it may be consummated as a transfer of all or a portion of BHC’s remaining direct or indirect equity interest in Bausch + Lomb to its shareholders (the “Distribution”), a sale of the Company (a “Sale Transaction”) or another type of transaction), the expectation that if the Separation is to be effected through the Distribution, it will be completed following the achievement of targeted debt leverage ratios, subject to receipt of applicable shareholder and other necessary approvals and other factors (including those factors described in BHC’s public filings), the ability to complete the Distribution considering the various conditions to the completion of the Distribution (some of which are outside the Company’s and BHC’s control, including conditions related to regulatory matters and receipt of applicable shareholder approvals), the impact of any potential sales or dispositions of our common shares by BHC (including in connection with a foreclosure on the Bausch + Lomb common shares owned by BHC or its subsidiary that are or may be pledged as collateral for certain of BHC’s or its subsidiary’s debt), that market or other conditions are no longer favorable to completing the transaction, that applicable shareholder, stock exchange, regulatory or other approval is not obtained on the terms or timelines anticipated or at all, business disruption during the pendency of, or following, the Separation, diversion of management time on Separation-related issues, retention of existing management team members, the reaction of customers and other parties to the Separation, the structure of the Distribution and/or a Sale Transaction, the qualification of the Distribution as a tax-free transaction for Canadian and/or U.S. federal income tax purposes (including whether or not an advance ruling from the Canada Revenue Agency and/or the Internal Revenue Service will be sought or obtained), the ability of the Company and BHC to satisfy the conditions required to maintain the tax-free status of the Distribution (some of which are beyond their control), other potential tax or other liabilities that may arise as a result of the Distribution, the potential dis-synergy costs resulting from the Separation, the impact of the Separation on relationships with customers, suppliers, employees and other business counterparties, general economic conditions, conditions in the markets the Company is engaged in, behavior of customers, suppliers and competitors, technological developments, as well as legal and regulatory rules affecting the Company’s business. In particular, the Company can offer no assurance that the Separation, Distribution and/or a Sale Transaction will occur at all, or that any such transactions will occur on the timelines or in the manner anticipated by the Company and BHC or that, even if consummated, the Company will realize the anticipated benefits from the Separation;
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
•the expense, timing and outcome of pending or future legal and governmental proceedings, arbitrations, investigations, subpoenas, tax and other regulatory audits, examinations, reviews, inspections and regulatory proceedings against us or relating to us and settlements thereof;
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Our chairman and interim chief executive officer also serves as chief executive officer of BHC, and these overlapping roles may create competing demands on management time and attention and actual or perceived conflicts of interest, which, together with other potential disruptions caused by the transition to a new chief executive officer, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.
In October 2026, we announced that Thomas Appio was appointed by our Board of Directors to serve as interim Chief Executive Officer, effective October 12, 2026, following the departure of our then-current chief executive officer, Brent Saunders. Mr. Appio also serves as chief executive officer and a member of the board of directors of BHC and, since August 2026, has served as Chairman of our Board of Directors. The overlapping roles at the Company and BHC may create competing demands on management time and attention, which could adversely impact us. In addition, these overlapping roles may result in conflicts, or the appearance of conflicts, with respect to matters involving or affecting both companies. See Item 1A. Risk Factors—"Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in BHC, and some of our directors may have actual or potential conflicts of interest because they also serve as directors of BHC” included in our Annual Report. Furthermore, although Mr. Appio has previously served in various leadership roles at the company prior to the IPO and is deeply familiar with our business and the industry through this and his role as chief executive officer of BHC, leadership transitions can be inherently disruptive and may create uncertainty regarding future strategic direction. For example, our new chairman and interim chief executive officer may implement changes to our business strategies, which could create disruption and uncertainty among management, employees, current and potential customers, other third parties with whom we do business and shareholders. Any of these factors relating to the appointment of our new chairman and interim chief executive officer could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities, nor any purchases of our equity securities, by the Company during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1*	Consulting Agreement dated as of August 6, 2026 between Bausch + Lomb Corporation and Thomas W. Ross, Sr.
10.2
Separation Agreement, dated as of October 11, 2026, by and between Bausch + Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on October 13, 2026, which is incorporated by reference herein.

31.1*	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Interim Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bausch + Lomb Corporation (Registrant)

Date:	October 28, 2026	/s/ THOMAS J. APPIO
Thomas J. Appio Interim Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2026	/s/ SAM ELDESSOUKY
Sam Eldessouky Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended Articles of Bausch + Lomb Corporation, originally filed as Exhibit 3.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
3.2	Amended By-laws of Bausch + Lomb Corporation, originally filed as Exhibit 3.2 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on May 10, 2022, which is incorporated by reference herein.
10.1*	Consulting Agreement dated as of August 6, 2026 between Bausch + Lomb Corporation and Thomas W. Ross, Sr.
10.2
Separation Agreement, dated as of October 11, 2026, by and between Bausch + Lomb Corporation and Brenton L. Saunders, originally filed as Exhibit 10.1 to Bausch + Lomb Corporation’s Form 8-K filed with the SEC on October 13, 2026, which is incorporated by reference herein.

31.1*	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Interim Chief Executive Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of the Chief Financial Officer of Bausch + Lomb Corporation pursuant to 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________
* Filed herewith.